Form 10-Q
period 1995-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1995-08-03
CIK 808028

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-16493


                Southwest Oil & Gas Income Fund VII-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2145576
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1995            1994
                                                -----------    ------------
                                                (unaudited)

      Assets

Current assets:
  Cash                                         $     27,790        29,483
  Receivable from Managing
    General Partner                                 208,377       155,582
                                                  ---------     ---------
    Total current assets                            236,167       185,065
                                                  ---------     ---------
Oil and gas properties - using the full
  cost method of accounting                       4,626,169     4,612,263
  Less accumulated depreciation,
    depletion and amortization                    3,121,737     3,002,737
                                                  ---------     ---------
    Net oil and gas properties                    1,504,432     1,609,526
                                                  ---------     ---------
                                               $  1,740,599     1,794,591
                                                  =========     =========
Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                             $     20,710        18,136
  Distribution payable                                2,824           389
                                                  ---------     ---------
    Total current liabilities                        23,534        18,525
                                                  ---------     ---------
Partners' equity:
  General partners                                 (472,728)     (466,828)
  Limited partners                                2,189,793     2,242,894
                                                  ---------     ---------
    Total partners' equity                        1,717,065     1,776,066
                                                  ---------     ---------

                                               $  1,740,599     1,794,591
                                                  =========     =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)



                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                      1995     1994        1995     1994
                                      ----     ----        ----     ----

     Revenues

Oil and gas revenue               $  366,350   318,879    723,135   629,109
Interest income from operations          838       523      1,429       903
                                     -------   -------    -------   -------
                                     367,188   319,402    724,564   630,012
                                     -------   -------    -------   -------
     Expenses

Production                           130,970   144,923    259,821   303,633
General and administrative            29,059    29,718     66,744    68,799
Depreciation, depletion and
  amortization                        61,000    84,000    119,000   165,000
                                     -------   -------    -------   -------
                                     221,029   258,641    445,565   537,432
                                     -------   -------    -------   -------
Net income                        $  146,159    60,761    278,999    92,580
                                     =======   =======    =======   =======
Net income allocated to:

  Managing General Partner        $   13,154     5,468     25,110     8,332
                                     =======   =======    =======   =======
  General Partner                 $    1,462       608      2,790       926
                                     =======   =======    =======   =======
  Limited Partners                $  131,543    54,685    251,099    83,322
                                     =======   =======    =======   =======
     Per limited partner unit     $     8.77      3.64      16.74      5.55
                                     =======   =======    =======   =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                      1995          1994
                                                      ----          ----
Cash flows from operating activities:

  Cash received from oil and gas sales             $   672,569     617,837
  Cash paid to suppliers                              (326,220)   (344,430)
  Interest received                                      1,429         903
                                                       -------     -------
    Net cash provided by operating
      activities                                       347,778     274,310
                                                       -------     -------
Cash flows from investing activities:

  Additions to oil and gas properties                  (20,586)     (6,798)
  Sale of oil and gas properties                         6,680       9,347
                                                       -------     -------
    Net cash provided by (used in) investing
      activities                                       (13,906)      2,549
                                                       -------     -------
Cash used in financing activities:

  Distributions to partners                           (335,565)   (255,717)
                                                       -------     -------
    Net increase (decrease) in cash                     (1,693)     21,142

Cash -
  beginning of period                                   29,483       4,103
                                                       -------     -------
  end of period                                    $    27,790      25,245
                                                       =======     =======

                                                                (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                   1995             1994
                                                   ----             ----
Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                     $  278,999           92,580

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and amortization      119,000          165,000
    Increase in accounts receivable               (50,566)         (11,272)
    Increase in accounts payable                      345           28,002
                                                  -------          -------
Net cash provided by operating
  activities                                   $  347,778          274,310
                                                  =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund VII-A, L.P. was organized as a Delaware limited partnership on January 30, 1987. The offering of limited partnership interests began on March 4, 1987; minimum capital requirements were met on April 28, 1987 and the offering concluded on September 21, 1987, with total limited partner contributions of $7,500,000.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sale of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.     General Comparison of the Quarters Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended June 30, 1995 and 1994:

                                               Three Months
                                                   Ended         Percentage
                                                  June 30,        Increase
                                               1995     1994     (Decrease)
                                               ----     ----     ----------

Average price per barrel of oil           $    17.63     16.13        9%
Average price per mcf of gas              $     1.69      1.96      (14%)
Oil production in barrels *                   15,500    15,300        1%
Gas production in mcf *                       54,800    37,000       48%
Gross oil and gas revenue                 $  366,350   318,879       15%
Net oil and gas revenue                   $  235,380   173,956       35%
Total cost and expense                    $  221,029   258,641      (15%)
Partnership distributions                 $  173,000   121,000       43%
Limited partner distributions             $  155,700   109,788       42%
Per unit distribution to limited partners $    10.38      7.32       42%
Number of limited partner units               15,000    15,000

*In the Form 10-Q, for the quarter ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the quarter ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's oil and gas revenues increased to $366,350 from $318,879 for the quarters ended June 30, 1995 and 1994, respectively, an increase of 15%. The principal factors affecting the comparison of the quarters ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994 by 9%, or $1.50 per barrel, resulting in an increase of approximately $23,000 in revenues. Oil sales represented 75% of total oil and gas sales during the quarter ended June 30, 1995 as compared to 77% during the quarter ended June 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.27 per mcf, resulting in a decrease of approximately $10,000 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $13,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 1% during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, resulting in an increase of approximately $3,500 in revenues.

    Gas production increased approximately 17,800 mcf or 48% during the same period, resulting in an increase of approximately $30,100 in revenues.

    The total increase in revenues due to the change in production is approximately $33,600. The increase is the result of successful workovers on two wells.

Costs and Expenses:

Total costs and expenses decreased to $221,029 from $258,641 for the quarters ended June 30, 1995 and 1994, respectively, a decrease of 15%. The decrease is the result of a decrease in lease operating costs, general and administrative expense and depletion.

1. Lease operating costs and production taxes were 10% lower, or approximately $14,000 less during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994. The decrease is a result of workover costs incurred in 1994.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $700 during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994.

3. Depletion expense decreased to $61,000 for the quarter ended June 30, 1995 from $84,000 for the same period in 1994. This represents a decrease of 27%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

B.  General Comparison of the Six Month Periods Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1995 and 1994:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1995      1994     (Decrease)
                                              ----      ----     ----------

Average price per barrel of oil           $    17.13     14.18       21%
Average price per mcf of gas              $     1.73      2.17      (20%)
Oil production in barrels *                   32,700    31,000        5%
Gas production in mcf *                       94,100    87,700        7%
Gross oil and gas revenue                 $  723,135   629,109       15%
Net oil and gas revenue                   $  463,314   325,476       42%
Total cost and expense                    $  445,565   537,432      (17%)
Partnership distributions                 $  338,000   254,000       33%
Limited partner distributions             $  304,200   229,488       33%
Per unit distribution to limited partners $    20.28     15.30       33%
Number of limited partner units               15,000    15,000

*In the Form 10-Q, for the six months ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the six months ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's oil and gas revenues increased to $723,135 from $629,109 for the six months ended June 30, 1995 and 1994, respectively, an increase of 15%. The principal factors affecting the comparison of the six months ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 by 21%, or $2.95 per barrel, resulting in an increase of approximately $91,500 in revenues. Oil sales represented 77% of total oil and gas sales during the six months ended June 30, 1995 as compared to 70% during the six months ended June 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 20%, or $.44 per mcf, resulting in a decrease of approximately $38,600 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $52,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,700 barrels or 5% during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, resulting in an increase of approximately $29,100 in revenues.

    Gas production increased approximately 6,400 mcf or 7% during the same period, resulting in an increase of approximately $11,100 in revenues.

    The total increase in revenues due to the change in production is approximately $40,200.

Costs and Expenses:

Total costs and expenses decreased to $445,565 from $537,432 for the six months ended June 30, 1995 and 1994, respectively, a decrease of 17%. The decrease is the result of a decrease in lease operating costs, general and administrative expense and depletion.

1. Lease operating costs and production taxes were 14% lower, or approximately $43,800 less during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease is a result of workover costs incurred in 1994.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,100 during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

3. Depletion expense decreased to $119,000 for the six months ended June 30, 1995 from $165,000 for the same period in 1994. This represents a decrease of 28%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources:

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $347,800 in the six months ended June 30, 1995 as compared to approximately $274,300 in the six months ended June 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

Cash flows used by investing activities were approximately $13,900 in the six months ended June 30, 1995 as compared to approximately $2,500 of cash provided from the sale of oil and gas properties in the six months ended June 30, 1994. The principal use of the 1995 cash flow from investing activities was the additions to oil and gas properties of approximately $20,600, offset by the sale of oil and gas properties of approximately $6,700.

Cash flows used in financing activities were approximately $335,600 in the six months ended June 30, 1995 as compared to approximately $255,700 in the six months ended June 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1995 were $338,000 of which $304,200 was distributed to the limited partners and $33,800 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $20.28. Total distributions during the six months ended June 30, 1994 were $254,000 of which $229,488 was distributed to the limited partners and $24,512 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1994 was $15.30. The source for the 1995 distributions of $338,000 was oil and gas operations of approximately $347,800 and equipment sales of approximately $6,700, offset by expenditures on equipment of approximately $20,600, with the balance from available cash on hand at the beginning of the period. The source for the 1994 distributions of $254,000 was oil and gas operations of approximately $274,300, and equipment sales of approximately $9,300, offset by expenditures on equipment of approximately $6,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $8,405,093 have been made to the partners. As of June 30, 1995, $7,572,819 or $504.85 per limited partner unit has been distributed to the limited partners, representing a 101% return of the capital contributed.

As of June 30, 1995, the Partnership had approximately $212,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date:  August 2, 1995            By:   /s/ Bill E. Coggin
                                       ------------------------------
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer