Form 10-Q
period 1995-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1995-11-08
CIK 808028

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
                                                (unaudited)

      Assets

Current assets:
  Cash                                       $     41,230          29,483
  Receivable from Managing General Partner        176,667         155,582
                                                ---------       ---------
    Total current assets                          217,897         185,065
                                                ---------       ---------
Oil and gas properties - using the full
 cost method of accounting                      4,649,541       4,612,263
  Less accumulated depreciation,
   depletion and amortization                   3,166,737       3,002,737
                                                ---------       ---------
    Net oil and gas properties                  1,482,804       1,609,526
                                                ---------       ---------
                                             $  1,700,701       1,794,591
                                                =========       =========
      Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                           $     32,160          18,136
  Distribution payable                              3,223             389
                                                ---------       ---------
    Total current liabilities                      35,383          18,525
                                                ---------       ---------
Partners' equity:
  General partners                               (477,903)       (466,828)
  Limited partners                              2,143,221       2,242,894
                                                ---------       ---------
    Total partners' equity                      1,665,318       1,776,066
                                                ---------       ---------
                                             $  1,700,701       1,794,591
                                                =========       =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1995       1994       1995       1994
                                   ----       ----       ----       ----
      Revenues

Oil and gas revenue           $   258,439    310,402    981,573    939,511
Interest income from
 operations                           476        721      1,905      1,624
                                  -------    -------    -------    -------
                                  258,915    311,123    983,478    941,135
                                  -------    -------    -------    -------
      Expenses

Production                        112,906    131,526    372,726    435,159
General and administrative         26,905     27,992     93,650     96,793
Depreciation, depletion and
 amortization                      45,000     82,000    164,000    247,000
                                  -------    -------    -------    -------
                                  184,811    241,518    630,376    778,952
                                  -------    -------    -------    -------
Net income                    $    74,104     69,605    353,102    162,183
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     6,669      6,265     31,779     14,596
                                  =======    =======    =======    =======
  General partner             $       741        696      3,531      1,622
                                  =======    =======    =======    =======
  Limited partners            $    66,694     62,644    317,792    145,965
                                  =======    =======    =======    =======
    Per limited partner unit  $      4.45       4.18      21.19       9.73
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1995       1994
                                                         ----       ----
Cash flows from operating activities:

  Cash received from oil and gas sales              $   967,281    936,123
  Cash paid to suppliers                               (459,145)  (497,588)
  Interest received                                       1,905      1,624
                                                        -------    -------
    Net cash provided by operating
     activities                                         510,041    440,159
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                   (43,958)    (8,244)
  Sale of oil and gas properties                          6,680      9,347
                                                        -------    -------
    Net cash provided by (used in)
     investing activities                               (37,278)     1,103
                                                        -------    -------
Cash used in financing activities:

  Distributions to partners                            (461,016)  (406,129)
                                                        -------    -------
    Net increase in cash                                 11,747     35,133

Cash:
  Beginning of period                                    29,483      4,103
                                                        -------    -------
  End of period                                     $    41,230     39,236
                                                        =======    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1995       1994
                                                         ----       ----
Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                          $   353,102    162,183

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Depreciation, depletion and amortization              164,000    247,000
  Increase in accounts receivable                       (14,292)    (3,388)
  Increase in accounts payable                            7,231     34,364
                                                        -------    -------
Net cash provided by operating
 activities                                         $   510,041    440,159
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund VII-A, L.P. was organized as a Delaware limited partnership on January 30, 1987. The offering of limited partnership interests began on March 4, 1987, minimum capital requirements were met on April 28, 1987 and the offering concluded on September 21, 1987, with total limited partner contributions of $7,500,000.

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended September 30, 1995 and 1994:

                                                Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1995     1994    (Decrease)
                                                ----     ----    ----------
Average price per barrel of oil              $   15.65    16.70     (6%)
Average price per mcf of gas                 $    1.62     1.84    (12%)
Oil production in barrels                       11,900   14,200    (16%)
Gas production in mcf                           44,900   39,700     13%
Gross oil and gas revenue                    $ 258,439  310,402    (17%)
Net oil and gas revenue                      $ 145,533  178,876    (19%)
Partnership distributions                    $ 125,850  150,500    (16%)
Limited partner distributions                $ 113,265  135,450    (16%)
Per unit distribution to limited
 partners                                    $    7.55     9.03    (16%)
Number of limited partner units                 15,000   15,000

Revenues

The Partnership's oil and gas revenues decreased to $258,439 from $310,402 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 17%. The principal factors affecting the comparison of the quarters ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 by 6%, or $1.05 per barrel, resulting in a decrease of approximately $14,900 in revenues. Oil sales represented 72% of total oil and gas sales during the quarter ended September 30, 1995 as compared to 76% during the quarter ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 12%, or $.22 per mcf, resulting in a decrease of approximately $8,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $23,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,300 barrels or 16% during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, resulting in a decrease of approximately $36,000 in revenues.

    Gas production increased approximately 5,200 mcf or 13% during the same period, resulting in an increase of approximately $8,400 in revenues.

    The net total decrease in revenues due to the change in production is approximately $27,600. The increase in gas revenues is due to the successful workovers on two wells. The decrease in oil production is due to downtime experienced during the third quarter.

Costs and Expenses

Total costs and expenses decreased to $184,811 from $241,518 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 23%. The decrease is the result of a decrease in lease operating costs, general and administrative expense and depletion.

1. Lease operating costs and production taxes were 14% lower, or approximately $18,600 less during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The decrease is a result of higher costs incurred in 1994.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,100 during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

3.  Depletion expense decreased to $45,000 for the quarter ended
    September 30, 1995 from $82,000 for the same period in 1994. This represents a decrease of 45%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in price and production for the quarter ended September 30, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

B.  General Comparison of the Nine Month Periods Ended September 30, 1995 and
    1994

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1995 and 1994:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1995     1994    (Decrease)
                                                ----     ----    ----------
Average price per barrel of oil              $   16.74    14.97     12%
Average price per mcf of gas                 $    1.70     2.07    (18%)
Oil production in barrels                       44,600   45,200     (1%)
Gas production in mcf                          139,000  127,400      9%
Gross oil and gas revenue                    $ 981,573  939,511      4%
Net oil and gas revenue                      $ 608,847  504,352     21%
Partnership distributions                    $ 463,850  404,500     15%
Limited partner distributions                $ 417,465  364,938     14%
Per unit distribution to limited
 partners                                    $   27.83    24.33     14%
Number of limited partner units                 15,000   15,000

Revenues

The Partnership's oil and gas revenues increased to $981,573 from $939,511 for the nine months ended September 30, 1995 and 1994, respectively, an increase of 4%. The principal factors affecting the comparison of the nine months ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 by 12%, or $1.77 per barrel, resulting in an increase of approximately $80,000 in revenues. Oil sales represented 76% of total oil and gas sales during the nine months ended September 30, 1995 as compared to 72% during the nine months ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.37 per mcf, resulting in a decrease of approximately $47,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $32,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 1% during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, resulting in a decrease of approximately $10,000 in revenues.

    Gas production increased approximately 11,600 mcf or 9% during the same period, resulting in an increase of approximately $19,700 in revenues.

    The net total increase in revenues due to the change in production is approximately $9,700. The increase is a result of the successful workovers on two wells.

Costs and Expenses

Total costs and expenses decreased to $630,376 from $778,952 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 19%. The decrease is the result of a decrease in lease operating costs, general and administrative expense and depletion.

1. Lease operating costs and production taxes were 14% lower, or approximately $62,400 less during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease is a result of higher costs incurred in 1994.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $3,100 during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

3. Depletion expense decreased to $164,000 for the nine months ended September 30, 1995 from $247,000 for the same period in 1994. This represents a decrease of 34%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $510,000 in the nine months ended September 30, 1995 as compared to approximately $440,200 in the nine months ended September 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $37,300 in the nine months ended September 30, 1995 as compared to approximately $1,100 of cash provided in the nine months ended September 30, 1994.

Cash flows used in financing activities were approximately $461,000 in the nine months ended September 30, 1995 as compared to approximately $406,100 in the nine months ended September 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1995 were $463,850 of which $417,465 was distributed to the limited partners and $46,385 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $27.83. Total distributions during the nine months ended September 30, 1994 were $404,500 of which $364,938 was distributed to the limited partners and $39,562 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1994 was $24.33. The sources for the 1995 distributions of $463,850 were oil and gas operations of approximately $510,000 and equipment sales of approximately $6,700 reduced by expenditures on equipment of approximately $44,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1994 distributions of $404,500 were oil and gas operations of approximately $440,200 and equipment sales of approximately $9,300 reduced by expenditures on equipment of approximately $8,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $8,530,943 have been made to the partners. As of September 30, 1995, $7,686,084 or $512.41 per limited partner unit has been distributed to the limited partners, representing a 102% return of the capital contributed.

As of September 30, 1995, the Partnership had approximately $182,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                       SOUTHWEST OIL & GAS
                                       INCOME FUND VII-A, L.P.
                                       a Delaware limited partnership


                                       By:  Southwest Royalties, Inc.
                                            Managing General Partner


Date:  November 8, 1995               By:  /s/ Bill E. Coggin
                                            ------------------------------
                                            Bill E. Coggin, Vice President
                                            and Chief Financial Officer