Form 10-Q
period 1996-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1996-08-13
CIK 808028

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     15,587          44,954
  Receivable from Managing
   General Partner                                134,568         128,681
  Other receivable                                    728            -
                                                ---------       ---------
      Total current assets                        150,883         173,635
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,593,685       4,594,283
  Less accumulated depreciation,
    depletion and amortization                  3,262,737       3,181,737
                                                ---------       ---------
      Net oil and gas properties                1,330,948       1,412,546
                                                ---------       ---------
                                             $  1,481,831       1,586,181
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distribution payable     $      3,720           3,489
                                                ---------       ---------

Partners' equity:
  General partners                               (493,864)       (483,406)
  Limited partners                              1,971,975       2,066,098
                                                ---------       ---------

      Total partners' equity                    1,478,111       1,582,692
                                                ---------       ---------
                                             $  1,481,831       1,586,181
                                                =========       =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas revenue           $   279,542    366,350    555,493    723,135
Interest                              497        838        855      1,429
                                  -------    -------    -------    -------
                                  280,039    367,188    556,348    724,564
                                  -------    -------    -------    -------

     Expenses

Production                        119,007    130,970    224,425    259,821
General and administrative         27,691     29,059     64,504     66,744
Depreciation, depletion and
  amortization                     41,000     61,000     81,000    119,000
                                  -------    -------    -------    -------
                                  187,698    221,029    369,929    445,565
                                  -------    -------    -------    -------
Net income                    $    92,341    146,159    186,419    278,999
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     8,311     13,154     16,778     25,110
                                  =======    =======    =======    =======
  General Partner             $       923      1,462      1,864      2,790
                                  =======    =======    =======    =======
  Limited Partners            $    83,107    131,543    167,777    251,099
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      5.54       8.77      11.19      16.74
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   553,048    672,569
  Cash paid to suppliers                               (293,099)  (326,220)
  Interest received                                         855      1,429
                                                        -------    -------
      Net cash provided by operating
        activities                                      260,804    347,778
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (3,542)   (20,586)
  Cash received from sale of oil
    and gas property                                      4,140      6,680
                                                        -------    -------
      Net cash provided by (used in)
        investing activities                                598    (13,906)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (290,769)  (335,565)
                                                        -------    -------
Net decrease in cash and cash equivalents               (29,367)    (1,693)

  Beginning of period                                    44,954     29,483
                                                        -------    -------
  End of period                                     $    15,587     27,790
                                                        =======    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   186,419    278,999

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        81,000    119,000
    Increase in receivables                              (2,445)   (50,566)
    Increase (decrease) in payables                      (4,170)       345
                                                        -------    -------
Net cash provided by operating
  activities                                        $   260,804    347,778
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.82     17.63        18%
Average price per mcf of gas             $    2.39      1.69        41%
Oil production in barrels                   10,100    15,500       (35%)
Gas production in mcf                       29,000    54,800       (47%)
Gross oil and gas revenue                $ 279,542   366,350       (24%)
Net oil and gas revenue                  $ 160,535   235,380       (32%)
Total cost and expense                   $ 187,698   221,029       (15%)
Partnership distributions                $ 138,000   173,000       (20%)
Limited partner distributions            $ 124,200   155,700       (20%)
Per unit distribution to limited
 partners                                $    8.28     10.38       (20%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $279,542 from $366,350 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 24%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 18%, or $3.19 per barrel, resulting in an increase of approximately $49,400 in revenues. Oil sales represented 75% of total oil and gas sales during the quarters ended June 30, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 41%, or $.70 per mcf, resulting in an increase of approximately $38,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $87,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,400 barrels or 35% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $112,400 in revenues.

    Gas production decreased approximately 25,800 mcf or 47% during the same period, resulting in a decrease of approximately $61,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $174,100. The decrease in production is primarily attributable to the sale of property and lease downtime.

Costs and Expenses

Total costs and expenses decreased to $187,698 from $221,029 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 15%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 9% lower, or approximately $12,000 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,400 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense decreased to $41,000 for the quarter ended June 30, 1996 from $61,000 for the same period in 1995. This represents a decrease of 33%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.38     17.13        13%
Average price per mcf of gas             $    2.23      1.73        29%
Oil production in barrels                   21,400    32,700       (35%)
Gas production in mcf                       63,000    94,100       (33%)
Gross oil and gas revenue                $ 555,493   723,135       (23%)
Net oil and gas revenue                  $ 331,068   463,314       (29%)
Total cost and expense                   $ 369,929   445,565       (17%)
Partnership distribution                 $ 291,000   338,000       (14%)
Limited partner distributions            $ 261,900   304,200       (14%)
Per unit distribution to limited
 partners                                $   17.46     20.28       (14%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $555,493 from $723,135 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 23%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 13%, or $2.25 per barrel, resulting in an increase of approximately $73,600 in revenues. Oil sales represented 75% of total oil and gas sales during the six months ended June 30, 1996 as compared to 77% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 29%, or $.50 per mcf, resulting in an increase of approximately $47,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $120,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 11,300 barrels or 35% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $219,000 in revenues.

    Gas production decreased approximately 31,100 mcf or 33% during the same period, resulting in a decrease of approximately $69,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $288,400. The decrease in production is primarily attributable to the sale of property and lease downtime.

Costs and Expenses

Total costs and expenses decreased to $369,929 from $445,565 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 17%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 14% lower, or approximately $35,400 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease is due to the sale of oil and gas properties.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,200 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense decreased to $81,000 for the six months ended June 30, 1996 from $119,000 for the same period in 1995. This represents a decrease of 32%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $260,800 in the six months ended June 30, 1996 as compared to approximately $347,800 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $600 in the six months ended June 30, 1996 as compared to approximately $(13,900) in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $290,800 in the six months ended June 30, 1996 as compared to approximately $335,600 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $291,000 of which $261,900 was distributed to the limited partners and $29,100 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $17.46. Total distributions during the six months ended June 30, 1995 were $338,000 of which $304,200 was distributed to the limited partners and $33,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $20.28.

The sources for the 1996 distributions of $291,000 were oil and gas operations of approximately $260,800 and the sale of oil and gas property of approximately $4,100, offset by additions to oil and gas properties of approximately $3,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $338,000 were oil and gas operations of approximately $347,800 and the sale of oil and gas properties of approximately $6,700, offset by additions to oil and gas properties of approximately $20,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $9,009,532 have been made to the partners. As of June 30, 1996, $8,119,573 or $541.30 per limited partner unit has been distributed to the limited partners, representing a 108% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $147,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996