Form 10-Q
period 1996-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1996-11-12
CIK 808028

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                               September 30,    December 31,
                                                   1996            1995
                                               -------------   -------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     16,163          44,954
  Receivable from Managing
   General Partner                                127,034         128,681
                                                ---------       ---------
      Total current assets                        143,197         173,635
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,595,282       4,594,283
  Less accumulated depreciation,
   depletion and amortization                   3,301,737       3,181,737
                                                ---------       ---------
      Net oil and gas properties                1,293,545       1,412,546
                                                ---------       ---------
                                             $  1,436,742       1,586,181
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distribution payable     $        227           3,489
                                                ---------       ---------

Partners' equity:
  General partners                               (498,024)       (483,406)
  Limited partners                              1,934,539       2,066,098
                                                ---------       ---------
      Total partners' equity                    1,436,515       1,582,692
                                                ---------       ---------
                                             $  1,436,742       1,586,181
                                                =========       =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas revenue           $   279,749    258,439    835,242    981,573
Interest                              364        476      1,219      1,905
                                  -------    -------    -------    -------
                                  280,113    258,915    836,461    983,478
                                  -------    -------    -------    -------

     Expenses

Production                        140,438    112,906    364,863    372,726
General and administrative         27,271     26,905     91,775     93,650
Depreciation, depletion and
 amortization                      39,000     45,000    120,000    164,000
                                  -------    -------    -------    -------
                                  206,709    184,811    576,638    630,376
                                  -------    -------    -------    -------
Net income                    $    73,404     74,104    259,823    353,102
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     6,606      6,669     23,384     31,779
                                  =======    =======    =======    =======
  General Partner             $       734        741      2,598      3,531
                                  =======    =======    =======    =======
  Limited Partners            $    66,064     66,694    233,841    317,792
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      4.40       4.45      15.59      21.19
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   833,062    967,281
  Cash paid to suppliers                               (452,811)  (459,145)
  Interest received                                       1,219      1,905
                                                        -------    -------
      Net cash provided by operating
       activities                                       381,470    510,041
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (5,151)   (43,958)
  Cash received from sale of oil
   and gas property                                       4,152      6,680
                                                        -------    -------
      Net cash used in investing activities                (999)   (37,278)
                                                        -------    -------

Cash flows used in financing activities:

  Distributions to partners                            (409,262)  (461,016)
                                                        -------    -------
Net increase (decrease) in cash
 and cash equivalents                                   (28,791)    11,747

  Beginning of period                                    44,954     29,483
                                                        -------    -------
  End of period                                     $    16,163     41,230
                                                        =======    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
   activities:

Net income                                          $   259,823    353,102

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       120,000    164,000
    Increase in receivables                              (2,180)   (14,292)
    Increase in payables                                  3,827      7,231
                                                        -------    -------
Net cash provided by operating
 activities                                         $   381,470    510,041
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.06     15.65        35%
Average price per mcf of gas             $    2.12      1.62        31%
Oil production in barrels                    9,200    11,900       (23%)
Gas production in mcf                       40,700    44,900        (9%)
Gross oil and gas revenue                $ 279,749   258,439         8%
Net oil and gas revenue                  $ 139,311   145,533        (4%)
Partnership distributions                $ 115,000   125,850        (9%)
Limited partner distributions            $ 103,500   113,265        (9%)
Per unit distribution to limited
 partners                                $    6.90      7.55        (9%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues increased to $279,749 from $258,439 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 8%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 35%, or $5.41 per barrel, resulting in an increase of approximately $64,400 in revenues. Oil sales represented 69% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 72% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 31%, or $.50 per mcf, resulting in an increase of approximately $22,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $86,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,700 barrels or 23% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $56,900 in revenues.

    Gas production decreased approximately 4,200 mcf or 9% during the same period, resulting in a decrease of approximately $8,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $65,800. The decrease is primarily attributable to the sale of property and lease downtime.

Costs and Expenses

Total costs and expenses increased to $206,709 from $184,811 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 12%. The increase is the result of higher lease operating costs and general and administrative expense, offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 24% higher, or approximately $27,500 more during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The increase is primarily due to the repairs on one lease during 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $400 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense decreased to $39,000 for the quarter ended September 30, 1996 from $45,000 for the same period in 1995. This represents a decrease of 13%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. One factor that attributed to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                               Nine  Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.88     16.74        19%
Average price per mcf of gas             $    2.19      1.70        29%
Oil production in barrels                   30,600    44,600       (31%)
Gas production in mcf                      103,700   139,000       (25%)
Gross oil and gas revenue                $ 835,242   981,573       (15%)
Net oil and gas revenue                  $ 470,379   608,847       (23%)
Partnership distribution                 $ 406,000   463,850       (12%)
Limited partner distributions            $ 365,400   417,465       (12%)
Per unit distribution to limited
 partners                                $   24.36     27.83       (12%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $835,242 from $981,573 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 15%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.14 per barrel, resulting in an increase of approximately $140,000 in revenues. Oil sales represented 73% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 76% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 29%, or $.49 per mcf, resulting in an increase of approximately $68,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $208,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 14,000 barrels or 31% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $278,300 in revenues.

    Gas production decreased approximately 35,300 mcf or 25% during the same period, resulting in a decrease of approximately $77,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $355,600. The decrease is primarily attributable to the sale of property and lease downtime.

Costs and Expenses

Total costs and expenses decreased to $576,638 from $630,376 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 9%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 2% lower, or approximately $7,900 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,900 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense decreased to $120,000 for the nine months ended September 30, 1996 from $164,000 for the same period in 1995. This represents a decrease of 27%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $381,500 in the nine months ended September 30, 1996 as compared to approximately $510,000 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $1,000 in the nine months ended September 30, 1996 as compared to approximately $37,300 in the nine months ended September 30, 1995. The principle use of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $409,300 in the nine months ended September 30, 1996 as compared to approximately $461,000 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $406,000 of which $365,400 was distributed to the limited partners and $40,600 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $24.36. Total distributions during the nine months ended September 30, 1995 were $463,850 of which $417,465 was distributed to the limited partners and $46,385 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $27.83.

The sources for the 1996 distributions of $406,000 were oil and gas operations of approximately $381,500, and the sale of oil and gas property of approximately $4,200, offset by additions to oil and gas properties of approximately $5,200, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $463,850 was oil and gas operations of approximately $510,000, and the sale of oil and gas property of approximately $6,700, offset by additions to oil and gas properties of approximately $44,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $9,124,532 have been made to the partners. As of September 30, 1996, $8,223,073 or $548.20 per limited partner unit has been distributed to the limited partners, representing a 110% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $143,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996