Form 10-K
period 1996-12-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1997-03-26
CIK 808028

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

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

The total number of pages contained in this report is 42.  There is no exhibit index.

PAGE

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .10

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .10

                                  Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .11

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . .13

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .20

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . .34

                                 Part III

10.  Directors and Executive Officers of the Registrant. . . . . . . . .35

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .38

12.  Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . . . . . . .38

13.  Certain Relationships and Related Transactions. . . . . . . . . . .40

                                  Part IV

14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .41

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

                                  Part I

Item 1.   Business

General
Southwest Oil & Gas Income Fund VII-A, L.P. (the "Partnership" or
"Registrant") was organized as a Delaware limited partnership on January 30, 1987. The offering of limited partnership interests began March 4, 1987, reached minimum capital requirements on April 28, 1987 and concluded September 21, 1987. The Partnership has no subsidiaries.

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 245 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The recent strength in the price of crude oil reflects a continued growth in demand for energy. The worldwide demand for oil continues to grow. The United States dependence on foreign oil reached a record 51% in 1996. The supply of oil is not keeping up with the demand on either a domestic or worldwide economic basis. Oil production in the United States fell for the fifth straight year, dropping 1.8% to 6.45 million barrels per day in 1996. At the same time, economic recovery in the world economy continues to apply upward pressure on demand. Current oil consumption of over 70 million barrels per day is growing on an annual basis. This is especially acute in the lesser developed countries as they move toward industrialization. Supply and demand for oil has moved very close to being in balance. The lack of excess capacity in the oil markets has helped push oil prices into the mid-20's during 1996.

For the last several years, the natural gas industry in the United States has been affected generally by a surplus in available natural gas and enhanced delivery capability causing a general deterioration in natural gas prices.
In 1996, natural gas prices recovered significantly after having been adversely affected for many years by the chronic oversupply. A colder than normal 1995 and 1996 winter for most of the nation and a cold start for the 1996 and 1997 heating season has increased demand, while supplies have declined creating a guarded optimism within the industry in regards to the 1997 gas price. January 1997's gas price is the highest the industry has seen since deregulation in 1985.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1996          71%          29%
                    1995          76%          24%
                    1994          73%          27%


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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 48% of the Partnership's total oil and gas production during 1996: Sun Refining and Marketing Company 21%, Amoco Production Company 17% and Scurlock Permian Corporation 10%. Five purchasers accounted for 66% of the Partnership's total oil and gas production during 1995: Scurlock Permian Corporation, Amoco Production Company, Hunt Oil Company, Sun Refining and Marketing Company and Northridge Energy Marketing Group purchased 15%, 15%, 13%, 13% and 10%, respectively. Four purchasers accounted for 63% of the Partnership's total oil and gas production during 1994: Northridge Energy, Amoco Production Company, Hunt Oil Company, and Scurlock Permian Corp. purchased 23%, 16%, 15% and 10%, respectively.

All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1996, there were 245 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1996, the Partnership possessed an interest in oil and gas properties located in Cameron Parish of Louisiana; Eddy, Chaves and Lea Counties of New Mexico; Pottawatomie County of Oklahoma; Andrews, Crockett, Dawson, Ft. Bend, Howard, Leon, Pecos, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 130 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1996, 1995 and 1994.

Upon a determination by Management that they were either not profitable to own or Management received an offer that exceeded the leases reserves, the following leases were sold.

During 1996, there were no properties sold.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Hooks                 10/87 at 31%        8         51,686            -
Howard County,        working
Texas                 interest

Mission Avary         6/88 at .5%         4         38,745        127,613
Ward County, Texas;   to 50%
Lea, Chaves and       working
Eddy Counties,        interest
New Mexico

Mobil Acquisition     10/88 at 2%        18         15,530        559,958
Pecos and Upton       to 16%
Counties, Texas       working
                      interest

BHP - Hendricks       10/88 at 10%        5         98,817         58,331
Winkler County,       to 17%
Texas                 working
                      interest

*The reserve estimates were prepared as of January 1, 1997, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operation conditions, price and costs, as of the date the estimation is made. Prices may include consideration of changes in existing price provided only by contractual arrangements, but not on escalations based upon future conditions.

An oil price of $23.58 per barrel was used in the preparation of the reserve report as of January 1, 1997. The West Texas Intermediate posted price at December 31, 1996 of $24.25 was used as the beginning basis for the oil price. Oil price adjustments from $24.25 per barrel were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the West Texas Intermediate posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

A gas price of $3.89 per mcf was used in the preparation of the reserve report as of January 1, 1997. The El Paso Permian Basin Index posted price at December 31, 1996 of $3.59 was used as the beginning basis for the gas price. Gas price adjustments from $3.59 per mcf were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the El Paso Permian Basin Index posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1996.

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

The Partnership has reserves which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1996, 206 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $106.86 per unit. In 1995, 118 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $130.74 per unit. In 1994, 170 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $104.39 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1996, there were 771 holders of limited partner units in the Partnership.

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

During 1996, twelve monthly distributions were made totaling $552,000, with $496,800 distributed to the limited partners and $55,200 to the general partners. For the year ended December 31, 1996, distributions of $33.12 per limited partner unit were made, based upon 15,000 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $651,439, with $589,054 distributed to the limited partners and $62,385 to the general partners. For the year ended December 31, 1995, distributions of $39.27 per limited partner unit were made, based on 15,000 limited partner units outstanding. During 1994, twelve monthly distributions were made totaling $589,500, with $531,438 distributed to the limited partners and $58,062 to the general partners. For the year ended December 31, 1994, distributions of $35.43 per limited partner unit were made, based on 15,000 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                     -----------------------------------------------------
                       1996       1995       1994       1993       1992
                       ----       ----       ----       ----       ----
Revenues           $ 1,142,650  1,230,211  1,259,961  1,620,920  1,545,615

Net income             375,059    458,065    371,449    298,979    338,333

Partners' share
 of net income:

  General partners      37,506     45,807     37,144     29,898     34,959

  Limited partners     337,553    412,258    334,305    269,081    303,374

Limited partners'
 net income per unit     22.50      27.48      22.29      17.94      20.22

Limited partners'
 cash distributions
  per unit               33.12      39.27      35.43      44.85      37.80

Total assets       $ 1,405,873  1,586,181  1,794,591  1,996,732  2,442,151

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

Based on current conditions, management anticipates performing workovers during the next two years to enhance production. The Partnership may undergo an increase later in 1997 and possibly another increase in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                              Year Ended        Percentage
                                              December 31,       Increase
                                             1996      1995     (Decrease)
                                             ----    -------    ----------
Average price per barrel of oil         $     19.99      16.71    20%
Average price per mcf of gas            $      2.37       1.69    40%
Oil production in barrels                    40,700     55,500   (27%)
Gas production in mcf                       137,900    177,700   (22%)
Gross oil and gas revenue               $ 1,140,744  1,227,389    (7%)
Net oil and gas revenue                 $   644,244    755,857   (15%)
Partnership distributions               $   552,000    651,439   (15%)
Limited partner distributions           $   496,800    589,054   (16%)
Per unit distribution to limited
 partners                               $     33.12      39.27   (16%)
Number of limited partner units              15,000     15,000

Revenues

The Partnership's oil and gas revenues decreased to $1,140,744 from $1,227,389 for the years ended December 31, 1996 and 1995, respectively, a decrease of 7%. The principal factors affecting the comparison of the years ended December 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 by 20%, or $3.28 per barrel, resulting in an increase of approximately $182,000 in revenues. Oil sales represented 71% of total oil and gas sales during the year ended December 31, 1996 as compared to 76% during the year ended December 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $.68 per mcf, resulting in an increase of approximately $120,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $302,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 14,800 barrels or 27% during the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting in a decrease of approximately $295,900 in revenues.

    Gas production decreased approximately 39,800 mcf or 22% during the same period, resulting in a decrease of approximately $94,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $390,200. The decrease is primarily attributable to the sale of property and lease downtime.

Costs and Expenses

Total costs and expenses decreased to $767,591 from $772,146 for the years ended December 31, 1996 and 1995, respectively, a decrease of 1%. The decrease is the result of lower general and administrative expense and depletion expense, offset by an increase in lease operating expense.

1. Lease operating costs and production taxes were 5% higher, or approximately $25,000 more during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,500 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

3. Depletion expense decreased to $152,000 for the year ended December 31, 1996 from $179,000 for the same period in 1995. This represents a decrease of 15%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $4,000 as of December 31, 1995.

B.  General Comparison of the Years Ended December 31, 1995 and 1994

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

Costs and Expenses

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

3. Depletion expense decreased to $179,000 for the year ended December 31, 1995 from $205,000 for the same period in 1994. This represents a decrease of 13%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in gas price and oil production for the year ended December 31, 1995 as compared to the same period for 1994.

C.   Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 1996, 1995 and 1994 was $375,059 in 1996, $458,065 in 1995 and $371,449 in 1994. Excluding the
effects of depreciation, depletion and amortization, net income for the years ended December 31, 1996, 1995 and 1994 would have been $527,059, $637,065 and
$576,449, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1996, 1995 and 1994 were $552,000, $651,439 and
$589,500, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 1996, 1995 and 1994.

The sources for the 1996 distributions of $552,000 were oil and gas operations of approximately $529,600 and property sales of approximately $5,700, offset by additions to oil and gas properties of approximately $20,600, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $651,439 were oil and gas operations of approximately $645,800 and property sales of approximately $69,800, offset by additions to oil and gas properties of approximately $51,800, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1994 distributions of $589,500 were oil and gas operations of approximately $617,200 and property sales of approximately $9,300, offset by additions to oil and gas properties of approximately $10,200, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1996 were $552,000 of which $496,800 was distributed to the limited partners and $55,200 to the general partners. The per unit distribution to limited partners during the same period was $33.12. Total distributions during the year ended December 31, 1995 were $651,439 of which $589,054 was distributed to the limited partners and $62,385 to the general partners. The per unit distribution to limited partners during the same period was $39.27. Total distributions during the year ended December 31, 1994 were $589,500 of which $531,438 was distributed to the limited partners and $58,062 to the general partners. The per unit distribution to limited partners during the same period was $35.43.

Since inception of the Partnership, cumulative monthly cash distributions of $9,270,532 have been made to the partners. As of December 31, 1996, $8,354,473 or $556.96 per limited partner unit, has been distributed to the limited partners, representing a 111% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $529,600 in 1996 compared to approximately $645,800 in 1995 and approximately $617,200 in 1994. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(14,900) in 1996 compared to approximately $18,000 in 1995 and approximately $(800) in 1994. The principal use of the 1996 cash flow from investing activities is from additions to oil and gas properties of approximately $20,600, offset by sales of oil and gas properties of approximately $5,700.

Cash flows used in financing activities were approximately $555,400 in 1996 compared to approximately $648,300 in 1995 and approximately $591,000 in 1994. The only use in financing activities is the distributions to partners.

As of December 31, 1996, the Partnership had approximately $130,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

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

Statement of Changes in Partners' Equity . . . . . . . . . . . . . . . .24

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .25

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .27

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Oil & Gas
 Income Fund VII-A, L.P.
Midland, Texas

We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund VII-A, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund VII-A, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 14, 1997

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1996 and 1995


                                                       1996        1995
                                                       ----        ----
    Assets

Current assets:
 Cash and cash equivalents                         $     4,240      44,954
 Receivable from Managing General Partner              126,159     128,681
                                                     ---------   ---------
    Total current assets                               130,399     173,635
                                                     ---------   ---------
Oil and gas properties - using the full-
 cost method of accounting                           4,609,211   4,594,283
  Less accumulated depreciation,
   depletion and amortization                        3,333,737   3,181,737
                                                     ---------   ---------
    Net oil and gas properties                       1,275,474   1,412,546
                                                     ---------   ---------
                                                   $ 1,405,873   1,586,181
                                                     =========   =========

  Liabilities and Partners' Equity

Current liability - Distribution payable           $       122       3,489
                                                     ---------   ---------
Partners' equity:
 General partners                                     (501,100)   (483,406)
 Limited partners                                    1,906,851   2,066,098
                                                     ---------   ---------
    Total partners' equity                           1,405,751   1,582,692
                                                     ---------   ---------
                                                   $ 1,405,873   1,586,181
                                                     =========   =========












                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1996, 1995 and 1994


                                           1996        1995        1994
                                           ----        ----        ----
    Revenues

Oil and gas revenue                   $  1,140,744   1,227,389   1,257,268
Interest                                     1,906       2,822       2,693
                                         ---------   ---------   ---------
                                         1,142,650   1,230,211   1,259,961
                                         ---------   ---------   ---------
    Expenses

Production                                 496,500     471,532     558,611
General and administrative                 119,091     121,614     124,901
Depreciation, depletion and
 amortization                              152,000     179,000     205,000
                                         ---------   ---------   ---------
                                           767,591     772,146     888,512
                                         ---------   ---------   ---------
Net income                            $    375,059     458,065     371,449
                                         =========   =========   =========
Net income allocated to:

  Managing General Partner            $     33,755      41,226      33,430
                                         =========   =========   =========
  General Partner                     $      3,751       4,581       3,714
                                         =========   =========   =========
  Limited partners                    $    337,553     412,258     334,305
                                         =========   =========   =========
    Per limited partner unit          $      22.50       27.48       22.29
                                         =========   =========   =========














                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1996, 1995 and 1994


                                          General     Limited
                                          Partners    Partners     Total
                                          --------    --------     -----

Balance at December 31, 1993            $ (445,910)  2,440,027   1,994,117

  Net income                                37,144     334,305     371,449

  Distributions                            (58,062)   (531,438)   (589,500)
                                           -------   ---------   ---------
Balance at December 31, 1994              (466,828)  2,242,894   1,776,066

  Net income                                45,807     412,258     458,065

  Distributions                            (62,385)   (589,054)   (651,439)
                                          --------   ---------   ---------
Balance at December 31, 1995              (483,406)  2,066,098   1,582,692

  Net income                                37,506     337,553     375,059

  Distributions                            (55,200)   (496,800)   (552,000)
                                          --------   ---------   ---------
Balance at December 31, 1996            $ (501,100)  1,906,851   1,405,751
                                          ========   =========   =========




















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1996, 1995 and 1994


                                            1996        1995        1994
                                            ----        ----        ----

Cash flows from operating activities:

  Cash received from oil and gas
   sales                               $ 1,138,709   1,240,249   1,285,721
  Cash paid to suppliers                  (611,034)   (597,241)   (671,196)
  Interest received                          1,906       2,822       2,693
                                         ---------   ---------   ---------
    Net cash provided by operating
     activities                            529,581     645,830     617,218
                                         ---------   ---------   ---------
Cash flows from investing
 activities:

  Additions to oil and gas
   properties                              (20,631)    (51,784)    (10,159)
  Sale of oil and gas properties             5,703      69,764       9,347
                                         ---------   ---------   ---------
    Net cash provided by (used in)
     investing activities                  (14,928)     17,980        (812)
                                         ---------   ---------   ---------
Cash flows used in financing
 activities:

  Distributions to partners               (555,367)   (648,339)   (591,026)
                                         ---------   ---------   ---------
Net increase (decrease)in cash and
 cash equivalents                          (40,714)     15,471      25,380

  Beginning of year                         44,954      29,483       4,103
                                         ---------   ---------   ---------
  End of year                          $     4,240      44,954      29,483
                                         =========   =========   =========

                                                                (continued)







                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1996, 1995 and 1994


                                                1996      1995      1994
                                                ----      ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                  $  375,059   458,065   371,449

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

  Depreciation, depletion and
   amortization                                152,000   179,000   205,000
  (Increase) decrease in receivables            (2,035)   12,774    28,453
  Increase (decrease) in payables                4,557    (4,009)   12,316
                                               -------   -------   -------
Net cash provided by operating
 activities                                 $  529,581   645,830   617,218
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

     The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed under the units of revenue method. Under the units of revenue method, depreciation, depletion and amortization is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves.

     Under the units of revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1996, 1995 and 1994, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1996, 1995 and 1994, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 1996 and 1995 is $206,971 and $239,743, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Number of Limited Partner Units
     As of December 31, 1996, 1995 and 1994, there were 15,000 limited partner units outstanding.

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

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Oil and Gas Properties
     Costs incurred in connection with the Partnership's oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996        1995        1994
                                            ----        ----        ----

     Development costs                  $   20,631      51,784      10,159
                                           =======     =======     =======
     Depreciation, depletion and
      amortization                      $  152,000     179,000     205,000
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

     As of December 31, 1996, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $42,000, $40,000 and $44,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $8,000, $7,000 and $8,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $108,000 during 1996, 1995 and 1994, as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $126,159 and $128,681 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1996 and 1995, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $60 for the year ended December 31, 1996. There were no legal services provided for the year ended December 31, 1995 and approximately $200 for the year ended December 31, 1994.

6.   Major Customers and Significant Leases
     During 1996, three customers purchased 21%, 17% and 10% of the Partnership's oil and gas production. Five customers purchased 15%, 15%, 13%, 13% and 10% of the Partnership's oil and gas production during 1995. Four customers purchased 23%, 16%, 15% and 10% of the
     Partnership's oil and gas production during 1994.

     During 1996, two leases accounted for 21% and 16% of the Partnership's gross revenues. During 1995, one lease accounted for 23% of the Partnership's gross revenues.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                  Oil (bbls)     Gas (mcf)
                                                  ----------     ---------
     Proved developed and undeveloped reserves -

     January 1, 1994                               325,000       1,223,000

       Revisions of previous estimates             206,000          54,000
       Production                                  (61,000)       (168,000)
                                                   -------       ---------
     December 31, 1994                             470,000       1,109,000

       Revisions of previous estimates             (36,000)        500,000
       Production                                  (56,000)       (178,000)
       Sale of minerals in place                   (14,000)        (50,000)
                                                   -------       ---------
     December 31, 1995                             364,000       1,381,000

       Revisions of previous estimates             (11,000)        164,000
       Production                                  (41,000)       (138,000)
                                                   -------       ---------
     December 31, 1996                             312,000       1,407,000
                                                   =======       =========

     Proved developed reserves -

     December 31, 1994                             446,000       1,084,000
                                                   =======       =========
     December 31, 1995                             340,000       1,341,000
                                                   =======       =========
     December 31, 1996                             287,000       1,382,000
                                                   =======       =========

     All of the Partnership's reserves are located within the continental United States.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996, 1995 and 1994 is presented below:

                                             1996       1995        1994

     Future cash inflows                $ 12,833,000  9,712,000  9,868,000
     Production and development
      costs                                5,146,000  4,465,000  4,362,000
                                          ----------  ---------  ---------
     Future net cash flows                 7,687,000  5,247,000  5,506,000
     10% annual discount for estimated
      timing of cash flows                 3,344,000  2,016,000  2,078,000
                                          ----------  ---------  ---------
     Standardized measure of
      discounted future net cash flows  $  4,343,000  3,231,000  3,428,000
                                          ==========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996       1995        1994

     Sales of oil and gas produced,
      net of production costs           $ (1,045,000)  (918,000)  (844,000)
     Changes in price                      1,837,000    424,000    639,000
     Revisions to estimated
      production costs                       513,000   (229,000)   298,000
     Sales of minerals in place                  -      (58,000)       -
     Revisions of previous
      quantities estimates                  (601,000)   280,000    679,000
     Accretion of discount                   408,000    304,000    225,000
     Discounted future net
      cash flows -
       Beginning of year                   3,231,000  3,428,000  2,431,000
                                          ----------  ---------  ---------
       End of year                      $  4,343,000  3,231,000  3,428,000
                                          ==========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

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

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          41          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              41          Secretary and Director

Bill E. Coggin              42          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 39          Vice President, Land and Assistant
                                        Secretary

Joel D. Talley              35          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         41          Vice President, Operations

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

H. Allen Corey, a founder of the Managing General Partner, has served as the Managing General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

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

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 44, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 47, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 30, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 55, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 40, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Vice President, Marketing - Steve J. Person, age 38, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Investor Relations Manager - Sandra K. Flournoy, age 50, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $108,000 during 1996, 1995 and 1994 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 870 limited partner units, a 5.8% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 14.2%.

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

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns    5.8%
 Interest            Managing General Partner     870 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns  5.8%
 Interest            Chairman of the Board,       870 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns  5.8%
 Interest            Secretary and Director of    870 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns  5.8%
 Interest            Vice President and CFO of    870 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Richard E. Masterson         Indirectly Owns  5.8%
 Interest            Vice President, Exploration  870 Units
                     and Acquisitions of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns  5.8%
 Interest            Vice President, Land and     870 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partners     Joel D. Talley               Indirectly Owns  5.8%
 Interest            Vice President, Acquisitions 870 Units
                     and Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns  5.8%
 Interest            Vice President, Operations   870 Units
                     of Southwest Royalties,
                     Inc., the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1996, the Managing General Partner received $108,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $42,000 for administrative overhead attributable to operating such properties during 1996.

Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $8,000 for the year ended December 31, 1996.

The law firm of Miller & Martin, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Miller & Martin to the Partnership during 1996 were approximately $60, which constitutes an immaterial portion of that firm's business. Subsequent to December 31, 1996, the counsel to the Partnership, H. Allen Corey, became a partner in the law firm Baker, Donelson, Bearman & Caldwell.

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

             (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                  4  (a)  Certificate of Limited Partnership of Southwest
                          Oil & Gas Income Fund VII-A, L.P., dated January 28, 1987. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1987.)

                     (b) Agreement of Limited Partnership of Southwest Oil & Gas Income Fund VII-A, L.P. dated April 28, 1987. (Incorporated by reference from
                          Partnership's Form 10-K for the fiscal year ended December 31, 1987.)

                     (c) Certificate of Amendment of Limited Partnership of Southwest Oil & Gas Income Fund VII-A, L.P., dated July 21, 1987. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1987.)

                  27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

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


                          Date:  March 26, 1997


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


Date:  March 26, 1997


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1997