Form 10-Q
period 1997-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1997-05-15
CIK 808028

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                            Yes   X   No

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature, except as discussed in Note A of the Notes to Financial Statements. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report and restated as discussed in Note A of the Notes to Financial Statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                                Restated
                                                 March 31,     December 31,
                                                   1997           1996
                                                 ---------     ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     11,644         4,240
 Receivable from Managing General Partner                -         3,883
                                                 ---------     ---------
    Total current assets                            11,644         8,123
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,611,680     4,609,211
  Less accumulated depreciation,
   depletion and amortization                    3,367,737     3,333,737
                                                 ---------     ---------
    Net oil and gas properties                   1,243,943     1,275,474
                                                 ---------     ---------
                                              $  1,255,587     1,283,597
                                                 =========     =========
    Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      6,750             -
 Payable to Managing General Partner                49,096             -
 Distribution payable                                  210           122
                                                 ---------     ---------
  Total current liabilities                         56,056           122
                                                 ---------     ---------
Partners' equity:
 General partners                                 (521,721)     (513,327)
 Limited partners                                1,721,252     1,796,802
                                                 ---------     ---------
    Total partners' equity                       1,199,531     1,283,475
                                                 ---------     ---------
                                              $  1,255,587     1,283,597
                                                 =========     =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                                  Restated
                                                         1997       1996
                                                         ----       ----

  Revenues

Oil and gas                                         $   257,038    275,951
Interest                                                    224        358
                                                        -------    -------
                                                        257,262    276,309
                                                        -------    -------
  Expenses

Production                                              119,345    113,187
General and administrative                               36,361     36,813
Depreciation, depletion and
 amortization                                            34,000     40,000
                                                        -------    -------
                                                        189,706    190,000
                                                        -------    -------
Net income                                          $    67,556     86,309
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     6,080      7,768
                                                        =======    =======
 General partner                                    $       676        863
                                                        =======    =======
 Limited partners                                   $    60,800     77,678
                                                        =======    =======
  Per limited partner unit                          $      4.05       5.18
                                                        =======    =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                                  Restated
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   318,784    273,525
 Cash paid to suppliers                                (157,723)  (153,191)
 Interest received                                          224        358
                                                        -------    -------
  Net cash provided by operating activities             161,285    120,692
                                                        -------    -------
Cash flows from investing activities:

 Sale of oil and gas properties                             122      2,557
 Additions to oil and gas properties                     (2,591)    (1,864)
                                                        -------    -------
  Net cash provided by (used in) investing
   activities                                            (2,469)       693
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (151,412)  (152,832)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                         7,404    (31,447)

 Beginning of period                                      4,240     44,954
                                                        -------    -------
 End of period                                      $    11,644     13,507
                                                        =======    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                                  Restated
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    67,556     86,309

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               34,000     40,000
  (Increase) decrease in receivables                     61,746     (2,426)
  Decrease in payables                                   (2,017)    (3,191)
                                                        -------    -------
Net cash provided by operating activities           $   161,285    120,692
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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors and as discussed in Note A of the Notes to Financial Statements.

Based on current conditions, management anticipates performing workovers during the next two years to enhance production. The Partnership may undergo an increase later in 1997 and possibly another increase in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

Results of Operations

A. General Comparison of the Quarters Ended March 31, 1997 and 1996, as restated

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996, as restated:

                                               Three Months
                                                  Ended
                                                 March 31,      Percentage
                                                      Restated   Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil           $   21.97     18.09      21%
Average price per mcf of gas              $    2.67      2.10      27%
Oil production in barrels                     8,200    11,300     (27%)
Gas production in mcf                        28,800    34,000     (15%)
Gross oil and gas revenue                 $ 257,038   275,951      (7%)
Net oil and gas revenue                   $ 137,693   162,764     (15%)
Partnership distributions                 $ 151,500   153,000      (1%)
Limited partner distributions             $ 136,350   137,700      (1%)
Per unit distribution to limited
 partners                                 $    9.09      9.18      (1%)
Number of limited partner units              15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $257,038 from $275,951 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 7%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 21%, or $3.88 per barrel, resulting in an increase of approximately $43,800 in revenues. Oil sales represented 70% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 74% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 27%, or $.57 per mcf, resulting in an increase of approximately $19,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $63,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,100 barrels or 27% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $68,100 in revenues.

    Gas production decreased approximately 5,200 mcf or 15% during the same period, resulting in a decrease of approximately $13,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $82,000. The decrease is primarily a result of mechanical problems resulting in lease downtime.

Costs and Expenses

Total costs and expenses increased to $189,706 from $190,000 for the quarters ended March 31, 1997 and 1996, as restated, respectively, an increase of less than 1%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 5% higher, or approximately $6,200 more during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, as restated.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs decreased 1%
    or approximately $500 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $34,000 for the quarter ended March 31, 1997 from $40,000 for the same period in 1996. This represents a decrease of 15%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between comparative periods were the decrease in oil and gas sales and the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, except as discussed in Note A of the Notes to Financial Statements, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $161,300 in the quarter ended March 31, 1997 as compared to approximately $120,700 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(2,500) in the quarter ended March 31, 1997 as compared to approximately $700 in the quarter ended March 31, 1996. The principle use of the 1997 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $151,400 in the quarter ended March 31, 1997 as compared to approximately $152,800 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $151,500 of which $136,350 was distributed to the limited partners and $15,150 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $9.09. Total distributions during the quarter ended March 31, 1996 were $153,000 of which $137,700 was distributed to the limited partners and $15,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $9.18.

The sources for the 1997 distributions of $151,500 were oil and gas operations of approximately $161,300 and the sale of oil and gas properties of approximately $100, offset by additions to oil and gas properties of approximately $2,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $153,000 were oil and gas operations of approximately $120,700 and the sale of oil and gas properties of approximately $2,600, offset by additions to oil and gas properties of approximately $1,900 , with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $9,422,032 have been made to the partners. As of March 31, 1997, $8,490,823 or $566.05 per limited partner unit has been distributed to the limited partners, representing a 113% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $(44,000) in working capital (deficit). The Managing General Partner knows of no unusual contractual commitments, except as discussed in Note A of the Notes to Financial Statements and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

               Southwest Oil & Gas Income Fund VII-A, L. P.

                       Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT

The Managing General Partner, who is a related party, failed to bill the Partnership for lease operating expenses on one lease for a three year period. This error resulted in the understatement of previously reported production costs in the prior years. The error was corrected in this quarter's 10-Q. The correction resulted in the following changes to partners' equity as of December 31, 1996 and 1995.

                                                      Limited      General
                                                     Partners     Partners
                                                      Equity       Equity
                                                     ---------    --------

As previously reported, December 31, 1995         $  2,066,098    (483,406)

Unrecorded production cost - 1994                      (34,183)     (3,798)
Unrecorded production cost - 1995                      (47,899)     (5,322)
                                                     ---------    --------
December 31, 1995, as adjusted                    $  1,984,016    (492,526)
                                                     =========    ========

As previously reported, December 31, 1996         $  1,906,851    (501,100)

Unrecorded production cost - 1994                      (34,183)     (3,798)
Unrecorded production cost - 1995                      (47,899)     (5,322)
Unrecorded production cost - 1996                      (27,967)     (3,107)
                                                     ---------    --------
December 31, 1996, as adjusted                    $  1,796,802    (513,327)
                                                     =========    ========

                                                                (continued)

               Southwest Oil & Gas Income Fund VII-A, L. P.

                       Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT - CONTINUED

The following schedule shows the effect of the prior period adjustment, before and after the restatement, to net income and distributions for the years ended December 31, 1996, 1995 and 1994 and the three months ended March 31, 1996.

                                                   Before          After
                                                Prior Period   Prior Period
                                                 Restatement    Restatement
                                                  ---------      --------

For the year ended December 31, 1994

Net Income                                      $   371,449        333,468
  General partners                                   37,144         33,346
  Limited partners                                  334,305        300,122
    Per limited partner unit                          22.29          20.01

Distribution
  General partners                                   58,062         54,264
  Limited partners                                  531,438        497,255

For the year ended December 31, 1995

Net Income                                          458,065        404,844
  General partners                                   45,807         40,485
  Limited partners                                  412,258        364,359
    Per limited partner unit                          27.48          24.29

Distribution
  General partners                                   62,385         57,063
  Limited partners                                  589,054        541,155

For the year ended December 31, 1996

Net Income                                          375,059        343,985
  General partners                                   37,506         34,399
  Limited partners                                  337,553        309,586
    Per limited partner unit                          22.50          20.64

Distribution
  General partners                                   55,200         52,093
  Limited partners                                  496,800        468,833

                                                                (continued)

               Southwest Oil & Gas Income Fund VII-A, L. P.

                       Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT - CONTINUED


                                                   Before          After
                                                Prior Period   Prior Period
                                                 Restatement    Restatement
                                                  ---------      --------

For the three months ended March 31, 1996

Net Income                                           94,078         86,309
  General partners                                    9,408          8,631
  Limited partners                                   84,670         77,678
    Per limited partner unit                           5.64           5.18

Distribution
  General partners                                   15,300         14,523
  Limited partners                                  137,700        130,708

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matter to a Vote of Security Holders

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this report is filed

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


Date:  May 15, 1997