Form 10-Q
period 1997-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1997-08-15
CIK 808028

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                            Yes   X   No

         The total number of pages contained in this report is 17.

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                                Restated
                                                 June 30,      December 31,
                                                   1997            1996
                                                 --------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     14,892           4,240
 Receivable from Managing General Partner               -           3,883
                                                ---------       ---------
    Total current assets                           14,892           8,123
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,613,731       4,609,211
  Less accumulated depreciation,
   depletion and amortization                   3,399,737       3,333,737
                                                ---------       ---------
    Net oil and gas properties                  1,213,994       1,275,474
                                                ---------       ---------
                                             $  1,228,886       1,283,597
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Payable to Managing General Partner         $      7,568               -
 Accounts payable                                   1,637               -
 Distribution payable                                 233             122
                                                ---------       ---------
    Total current liabilities                       9,438             122
                                                ---------       ---------
Partners' equity:
 General partners                                (519,730)       (513,327)
 Limited partners                               1,739,178       1,796,802
                                                ---------       ---------
    Total partners' equity                      1,219,448       1,283,475
                                                ---------       ---------
                                             $  1,228,886       1,283,597
                                                =========       =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,             June 30,
                                            Restated             Restated
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $   236,287    279,542    493,326    555,493
Interest                              192        497        416        855
                                  -------    -------    -------    -------
                                  236,479    280,039    493,742    556,348
                                  -------    -------    -------    -------

  Expenses

Production                        110,765    126,776    230,110    239,962
General and administrative         28,797     27,691     65,159     64,504
Depreciation, depletion and
 amortization                      32,000     41,000     66,000     81,000
                                  -------    -------    -------    -------
                                  171,562    195,467    361,269    385,466
                                  -------    -------    -------    -------
Net income                    $    64,917     84,572    132,473    170,882
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     5,843      7,611     11,923     15,379
                                  =======    =======    =======    =======
 General Partner              $       649        846      1,324      1,709
                                  =======    =======    =======    =======
 Limited partners             $    58,425     76,115    119,226    153,794
                                  =======    =======    =======    =======
  Per limited partner unit    $      3.90       5.07       7.95      10.25
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                                  Restated
                                                        1997        1996

Cash flows from operating activities:

 Cash received from oil and gas sales               $   546,853    553,048
 Cash paid to suppliers                                (335,708)  (293,099)
 Interest received                                          416        855
                                                        -------   --------
  Net cash provided by operating activities             211,561    260,804
                                                        -------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                     (4,642)    (3,542)
 Cash received from sale of oil and gas property            122      4,140
                                                        -------   --------
  Net cash provided by (used in) investing
   activities                                            (4,520)       598
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (196,389)  (290,769)
                                                        -------   --------
Net increase (decrease) in cash and cash
 equivalents                                             10,652    (29,367)

 Beginning of period                                      4,240     44,954
                                                        -------   --------
 End of period                                      $    14,892     15,587
                                                        =======   ========

                                                                (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                                  Restated
                                                        1997        1996

Reconciliation of net income to net cash provided by operating activities:

Net income                                             $ 132,473   170,882

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                66,000    81,000
 (Increase) decrease in receivables                       53,527    (2,445)
  Increase (decrease) in payables                        (40,439)   11,367
                                                         -------   -------
Net cash provided by operating activities              $ 211,561   260,804
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.36     20.82       (12%)
Average price per mcf of gas             $    2.23      2.39        (7%)
Oil production in barrels                    9,000    10,100       (11%)
Gas production in mcf                       31,800    29,000        10%
Gross oil and gas revenue                $ 236,287   279,542       (15%)
Net oil and gas revenue                  $ 125,522   152,766       (18%)
Total cost and expense                   $ 171,562   195,467       (12%)
Partnership distributions                $  45,000   138,000       (67%)
Limited partner distributions            $  40,500   124,200       (67%)
Per unit distribution to limited
 partners                                $    2.70      8.28       (67%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $236,287 from $279,542 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 15%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 12%, or $2.46 per barrel, resulting in a decrease of approximately $24,800 in revenues. Oil sales represented 70% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 75% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 7%, or $.16 per mcf, resulting in a decrease of approximately $4,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $29,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 11% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $20,200 in revenues.

    Gas production increased approximately 2,800 mcf or 10% during the same period, resulting in an increase of approximately $6,200 in revenues.

    The net total decrease in revenues due to the change in production is approximately $14,000. The change in production is due to the accrual effect in the second quarter of 1996. The estimates made, for the quarter ended June 30, 1996, understated actual gas production received thus skewing the comparative quarters for 1996 and 1997. When comparing the quarter ended June 30, 1997 to the actual production for the quarter ended June 30, 1996, gas production declined approximately 3,300 mcf or 10%. The decline in gas production is attributable to a well being temporarily shut-in due to mechanical problems. The change in production is also due to the natural decline in oil and gas production. Since the Partnership does not drill or purchase additional oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $171,562 from $195,467 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 13% lower, or approximately $16,000 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $1,100 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $32,000 for the quarter ended June 30, 1997 from $41,000 for the same period in 1996. This represents a decrease of 22%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenues and the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.08     19.38         4%
Average price per mcf of gas             $    2.44      2.23         9%
Oil production in barrels                   17,200    21,400       (20%)
Gas production in mcf                       60,600    63,000        (4%)
Gross oil and gas revenue                $ 493,326   555,493       (11%)
Net oil and gas revenue                  $ 263,216   315,531       (17%)
Total cost and expense                   $ 361,269   385,466        (6%)
Partnership distribution                 $ 196,500   291,000       (32%)
Limited partner distributions            $ 176,850   261,900       (32%)
Per unit distribution to limited
 partners                                $   11.79     17.46       (32%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $493,326 from $555,493 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 11%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 4%, or $.70 per barrel, resulting in an increase of approximately $15,000 in revenues. Oil sales represented 70% of total oil and gas sales during the six months ended June 30, 1997 as compared to 75% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.21 per mcf, resulting in an increase of approximately $13,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $28,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,200 barrels or 20% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $84,300 in revenues.

    Gas production decreased approximately 2,400 mcf or 4% during the same period, resulting in a decrease of approximately $5,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $90,200. The decline in gas production is attributable to a well being temporarily shut-in due to mechanical problems. The change in production is also due to the natural decline in oil and gas production. Since the Partnership does not drill or purchase additional oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $361,269 from $385,466 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 6%. The decrease is the result of lower depletion expense and lease operating costs, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 4% lower, or approximately $9,900 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $700 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $66,000 for the six months ended June 30, 1997 from $81,000 for the same period in 1996. This represents a decrease of 19%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenues and the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $211,600 in the six months ended June 30, 1997 as compared to approximately $260,800 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(4,500) in the six months ended June 30, 1997 as compared to approximately $600 in the six months ended June 30, 1996. The principle use of the 1997 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $196,400 in the six months ended June 30, 1997 as compared to approximately $290,800 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $196,500 of which $176,850 was distributed to the limited partners and $19,650 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $11.79. Total distributions during the six months ended June 30, 1996 were $291,000 of which $261,900 was distributed to the limited partners and $29,100 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $17.46.

The source for the 1997 distributions of $196,500 was oil and gas operations of approximately $211,600, partially offset by the net change in oil and gas properties of approximately $4,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $291,000 were oil and gas operations of approximately $260,800 and the net change in oil and gas properties of approximately $600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $9,467,032 have been made to the partners. As of June 30, 1997, $8,531,323 or $568.75 per limited partner unit has been distributed to the limited partners, representing a 114% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $5,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

               Southwest Oil & Gas Income Fund VII-A, L. P.

                       Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT

The Managing General Partner, who is a related party, failed to bill the Partnership for lease operating expenses on one lease for a three year period. This error resulted in the understatement of previously reported production costs in the prior years. The error was corrected in the Partnership's March 31, 1997 10-Q. The correction resulted in the following changes to partners' equity as of December 31, 1996 and 1995.

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

                                                                (continued)

               Southwest Oil & Gas Income Fund VII-A, L. P.

                       Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT - CONTINUED

The following schedule shows the effect of the prior period adjustment, before and after the restatement, to net income and distributions for the years ended December 31, 1996, 1995 and 1994 and for the three and six month periods ended June 30, 1996.

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

                                                                (continued)

               Southwest Oil & Gas Income Fund VII-A, L. P.

                       Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT - CONTINUED


                                                   Before          After
                                                Prior Period   Prior Period
                                                 Restatement    Restatement
                                                  ---------      --------

For the three months ended June 30, 1996

Net Income                                           92,341         84,572
  General partners                                    9,234          8,457
  Limited partners                                   83,107         76,115
    Per limited partner unit                           5.54           5.07

Distribution
  General partners                                   13,800         13,023
  Limited partners                                  124,200        117,208


For the six months ended June 30, 1996

Net Income                                          186,419        170,882
  General partners                                   18,642         17,088
  Limited partners                                  167,777        153,794
    Per limited partner unit                          11.19          10.25

Distribution
  General partners                                   29,100         27,546
  Limited partners                                  261,900        247,917

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997