Form 10-Q
period 1997-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1997-11-12
CIK 808028

Page 17 of 17
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 17.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets

Restated
                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   35,629          4,240
 Receivable from Managing General Partner          25,632          3,883
---------                                      ---------
     Total current assets                          61,261          8,123
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,618,337      4,609,211
  Less accumulated depreciation,
   depletion and amortization                   3,429,737      3,333,737
                                                ---------      ---------
     Net oil and gas properties                 1,188,600      1,275,474
                                                ---------      ---------
                                               $1,249,861      1,283,597
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $    4,221            122
                                                ---------      ---------
Partners' equity
 General partners                               (517,111)      (513,327)
 Limited partners                               1,762,751      1,796,802
                                                ---------      ---------
     Total partners' equity                     1,245,640      1,283,475
                                                ---------      ---------
                                               $1,249,861      1,283,597
                                                =========      =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                          Restated              Restated
                                  1997      1996        1997      1996

Revenues


Oil and gas                  $   223,453   279,749     716,778   835,242
Interest                             270       364         686     1,219
                                 -------   -------     -------   -------
                                 223,723   280,113     717,464   836,461
                                 -------   -------     -------   -------

Expenses

Production                       110,750   148,207     340,860   388,169
General and administrative        26,780    27,271      91,939    91,775
Depreciation, depletion and
 amortization                     30,000    39,000      96,000   120,000
                                 -------   -------     -------   -------
                                 167,530   214,478     528,799   599,944
                                 -------   -------     -------   -------
Net income                   $    56,193    65,635     188,665   236,517
                                 =======   =======     =======   =======


Net income allocated to:

 Managing General Partner    $     5,057     5,906      16,980    21,286
                                 =======   =======     =======   =======
 General Partner             $       562       657       1,886     2,365
                                 =======   =======     =======   =======
 Limited Partners            $    50,574    59,072     169,799   212,866
                                 =======   =======     =======   =======
  Per limited partner unit   $      3.37      3.94       11.32     14.19
                                 =======   =======     =======   =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                                Restated
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  777,678    833,062
 Cash paid to suppliers                             (515,448)  (452,811)
 Interest received                                        686      1,219
                                                      -------    -------

  Net cash provided by operating activities           262,916    381,470
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas properties                  (9,248)    (5,151)
 Cash received from sale of oil and gas property          122      4,152
                                                      -------    -------
  Net cash used in investing activities               (9,126)      (999)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (222,401)  (409,262)
                                                      -------    -------

Net increase (decrease) in cash and cash
 equivalents                                           31,389   (28,791)

 Beginning of period                                    4,240     44,954
                                                      -------    -------
 End of period                                     $   35,629     16,163
=======                                            =======

                                                             (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                                Restated
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  188,665    236,517
 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation, depletion and amortization             96,000    120,000
  (Increase) decrease in receivables                   60,900    (2,180)
  Increase (decrease) in payables                    (82,649)     27,133
                                                      -------    -------
Net cash provided by operating activities          $  262,916    381,470
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.45    21.06      (17%)
Average price per mcf of gas               $    2.23     2.12          5%
Oil production in barrels                      8,900    9,200       (3%)
Gas production in mcf                         30,600   40,700      (25%)
Gross oil and gas revenue                  $ 223,453  279,749      (20%)
Net oil and gas revenue                    $ 112,703  131,542      (14%)
Partnership distributions                  $  30,000  115,000      (74%)
Limited partner distributions              $  27,000  103,500      (74%)
Per unit distribution to limited partners  $    1.80     6.90      (74%)
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues decreased to $223,453 from $279,749 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 20%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 17%, or $3.61 per barrel, resulting in a decrease of approximately $33,200 in revenues. Oil sales represented 69% of total oil and gas sales during the quarters ended September 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.11 per mcf, resulting in an increase of approximately $4,500 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $28,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 3% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $5,200 in revenues.

    Gas production decreased approximately 10,100 mcf or 25% during the same period, resulting in a decrease of approximately $22,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $27,700. The change in production is due to the accrual effect in the third quarter of 1996. The estimates made, for the quarter ended September 30, 1996, overstated actual gas production sold thus skewing the comparative quarters for 1996 and 1997. When comparing the quarter ended September 30, 1997 to the actual production for the quarter ended September 30, 1996, gas production declined approximately 5,400 mcf or 15%. The change in production is also due to the natural decline in oil and gas production. Since the
    Partnership does not drill or purchase additional oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $167,530 from $214,478 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 22%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 25% lower or approximately $37,500 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decline in costs is primarily attributable to workover costs incurred in 1996 on one well.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $500 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $30,000 for the quarter ended September 30, 1997 from $39,000 for the same period in 1996. This represents a decrease of 23%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.18    19.88       (4%)
Average price per mcf of gas               $    2.37     2.19         8%
Oil production in barrels                     26,100   30,600      (15%)
Gas production in mcf                         91,200  103,700      (12%)
Gross oil and gas revenue                  $ 716,778  835,242      (14%)
Net oil and gas revenue                    $ 375,918  447,073      (16%)
Partnership distribution                   $ 226,500  406,000      (44%)
Limited partner distributions              $ 203,850  365,400      (44%)
Per unit distribution to limited partners  $   13.59    24.36      (44%)
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues decreased to $716,778 from $835,242 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 14%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 4%, or $.70 per barrel, resulting in a decrease of approximately $21,400 in revenues. Oil sales represented 70% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 73% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.18 per mcf, resulting in an increase of approximately $18,700 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $2,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,500 barrels or 15% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $86,300 in revenues.

    Gas production decreased approximately 12,500 mcf or 12% during the same period, resulting in a decrease of approximately $29,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $115,900. The decline in gas production is attributable to a well being temporarily shut-in due to mechanical problems. The change in production is also due to the natural decline in oil and gas production. Since the Partnership does not drill or purchase additional oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $528,799 from $599,944 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense

1. Lease operating costs and production taxes were 12% lower, or approximately $47,300 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decline in costs is primarily attributable to workover costs incurred in 1996 on one well.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $200 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $96,000 for the nine months ended September 30, 1997 from $120,000 for the same period in 1996. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $262,900 in the nine months ended September 30, 1997 as compared to approximately $381,500 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $9,100 in the nine months ended September 30, 1997 as compared to approximately $1,000 in the nine months ended September 30, 1996. The principle use of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $222,400 in the nine months ended September 30, 1997 as compared to approximately $409,300 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $226,500 of which $203,850 was distributed to the limited partners and $22,650 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $13.59. Total distributions during the nine months ended September 30, 1996 were $406,000 of which $365,400 was distributed to the limited partners and $40,600 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $24.36.

The source for the 1997 distributions of $226,500 was oil and gas operations of approximately $262,900, partially offset by a change in oil and gas properties of approximately $9,100, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $406,000 was oil and gas operations of approximately $381,500, partially offset by a change in oil and gas properties of approximately $1,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $9,497,032 have been made to the partners. As of September 30, 1997, $8,558,323 or $570.55 per limited partner unit has been distributed to the limited partners, representing a 114% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $57,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L. P.

                      Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT - CONTINUED

The following schedule shows the effect of the prior period adjustment, before and after the restatement, to net income and distributions for the years ended December 31, 1996, 1995 and 1994 and for the three and nine month periods ended September 30, 1996.

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

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L. P.

                      Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT - CONTINUED


                                                   Before         After
                                                Prior Period   Prior Period
                                                Restatement    Restatement
                                                 ---------       --------

For the three months ended September 30, 1996

Net Income                                           73,404         65,635
  General partners                                    7,340          6,563
  Limited partners                                   66,064         59,072
    Per limited partner unit                           4.40           3.94

Distribution
  General partners                                   11,500         10,723
  Limited partners                                  103,500         96,508


For the nine months ended September 30, 1996

Net Income                                          259,823        236,517
  General partners                                   25,982         23,651
  Limited partners                                  233,841        212,866
    Per limited partner unit                          15.59          14.19

Distribution
  General partners                                   40,600         38,269
  Limited partners                                  365,400        344,425

                         PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule


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

Date:     November 15, 1997