Form 10-Q
period 1998-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1998-05-13
CIK 808028

3 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature, except as discussed in Note A of the Notes to
Financial Statements. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets



                                                 March 31,    December 31,
                                                    1998          1997
                                                 ---------    ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      6,201        29,210
 Receivable from Managing General Partner           57,076        80,134
                                                 ---------     ---------
    Total current assets                            63,277       109,344
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,611,084     4,619,742
  Less accumulated depreciation,
   depletion and amortization                    3,578,737     3,539,737
                                                 ---------     ---------
    Net oil and gas properties                   1,032,347     1,080,005
                                                 ---------     ---------
                                              $  1,095,624     1,189,349
                                                 =========     =========
    Liabilities and Partners' Equity

Current liability - Distribution payable      $      4,735         4,315
                                                 ---------     ---------
Partners' equity:
 General partners                                (532,585)     (523,171)
 Limited partners                                1,623,474     1,708,205
                                                 ---------     ---------
    Total partners' equity                       1,090,889     1,185,034
                                                 ---------     ---------
                                              $  1,095,624     1,189,349
                                                 =========     =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

  Revenues

Oil and gas                                         $   171,531    257,038
Interest                                                    521        224
                                                        -------    -------
                                                        172,052    257,262
                                                        -------    -------
  Expenses

Production                                               94,007    119,345
General and administrative                               38,189     36,361
Depreciation, depletion and amortization                 39,000     34,000
                                                        -------    -------
                                                        171,196    189,706
                                                        -------    -------
Net income                                          $       856     67,556
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $        77      6,080
                                                        =======    =======
 General partner                                    $         9        676
                                                        =======    =======
 Limited partners                                   $       770     60,800
                                                        =======    =======
  Per limited partner unit                          $       .05       4.05
                                                        =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   211,130    318,784
 Cash paid to suppliers                               (148,739)  (157,723)
 Interest received                                          521        224
                                                        -------    -------
  Net cash provided by operating activities              62,912    161,285
                                                        -------    -------
Cash flows from investing activities:

 Sale of oil and gas properties                           9,257        122
 Additions to oil and gas properties                      (598)    (2,591)
                                                        -------    -------
  Net cash provided by (used in) investing
   activities                                             8,659    (2,469)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (94,580)  (151,412)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                      (23,009)      7,404

 Beginning of period                                     29,210      4,240
                                                        -------    -------
 End of period                                      $     6,201     11,644
                                                        =======    =======

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L.P.

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $       856     67,556

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               39,000     34,000
  Decrease in receivables                                39,252     61,746
  Decrease in payables                                 (16,196)    (2,017)
                                                        -------    -------
Net cash provided by operating activities           $    62,912    161,285
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil           $   14.05     21.97    (36%)
Average price per mcf of gas              $    2.11      2.67    (21%)
Oil production in barrels                     8,000     8,200     (2%)
Gas production in mcf                        28,100    28,800     (2%)
Gross oil and gas revenue                 $ 171,531   257,038    (33%)
Net oil and gas revenue                   $  77,524   137,693    (44%)
Partnership distributions                 $  95,000   151,500    (37%)
Limited partner distributions             $  85,500   136,350    (37%)
Per unit distribution to limited
 partners                                 $    5.70      9.09    (37%)
Number of limited partner units              15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $171,531 from $257,038 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 33%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 36%, or $7.92 per barrel, resulting in a decrease of approximately $64,944 in revenues. Oil sales represented 66% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 70% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 21%, or $.56 per mcf, resulting in a decrease of approximately $16,128 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $81,072. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 2% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in a decrease of approximately $2,810 in revenues.

    Gas production decreased approximately 700 mcf or 2% during the same period, resulting in a decrease of approximately $1,477 in revenues.

    The total decrease in revenues due to the change in production is approximately $4,287.

Costs and Expenses

Total costs and expenses decreased to $171,196 from $189,706 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  21%  lower,   or
    approximately $25,338 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $1,828 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense increased to $39,000 for the quarter ended March 31, 1998 from $34,000 for the same period in 1997. This represents an increase of 15%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between comparative periods were the decrease in oil and gas sales and the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, except as discussed in Note A of the Notes to Financial Statements, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $62,900 in the quarter ended March 31, 1998 as compared to approximately $161,300 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $8,700 in the quarter ended March 31, 1998 as compared to approximately $(2,500) in the quarter ended March 31, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $94,600 in the quarter ended March 31, 1998 as compared to approximately $151,400 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $95,000 of which $85,500 was distributed to the limited partners and $9,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $5.70. Total distributions during the quarter ended March 31, 1997 were $151,500 of which $136,350 was distributed to the limited partners and $15,150 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $9.09.

The sources for the 1998 distributions of $95,000 were oil and gas operations of approximately $63,000 and the sale of oil and gas properties of approximately $8,700, offset by additions to oil and gas properties of approximately $600. The sources for the 1997 distributions of $151,500 were oil and gas operations of approximately $161,300 and the sale of oil and gas properties of approximately $100, offset by additions to oil and gas properties of approximately $2,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $9,656,532 have been made to the partners. As of March 31, 1998, $8,701,873 or $580.13 per limited partner unit has been distributed to the limited partners, representing a 116% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $58,542 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998