Form 10-Q
period 1998-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1998-08-12
CIK 808028

Page 14 of 14
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $        975          29,210
 Receivable from Managing General Partner          51,624          80,134
                                                ---------       ---------
    Total current assets                           52,599         109,344
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,622,065       4,619,742
  Less accumulated depreciation,
   depletion and amortization                   3,622,737       3,539,737
                                                ---------       ---------
    Net oil and gas properties                    999,328       1,080,005
                                                ---------       ---------
                                             $  1,051,927       1,189,349
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $        342           4,315
                                                ---------       ---------
Partners' equity:
 General partners                               (536,516)       (523,171)
 Limited partners                               1,588,101       1,708,205
                                                ---------       ---------
    Total partners' equity                      1,051,585       1,185,034
                                                ---------       ---------
                                             $  1,051,927       1,189,349
                                                =========       =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $   149,542    236,287    321,073    493,326
Interest                              274        192        795        416
                                  -------    -------    -------    -------
                                  149,816    236,479    321,868    493,742
                                  -------    -------    -------    -------

  Expenses

Production                         95,249    110,765    189,256    230,110
General and administrative         30,873     28,797     69,062     65,159
Depreciation, depletion and
 amortization                      44,000     32,000     83,000     66,000
                                  -------    -------    -------    -------
                                  170,122    171,562    341,318    361,269
                                  -------    -------    -------    -------
Net income (loss)             $  (20,306)     64,917   (19,450)    132,473
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $   (1,828)      5,843    (1,751)     11,923
                                  =======    =======    =======    =======
 General Partner              $     (203)        649      (194)      1,324
                                  =======    =======    =======    =======
 Limited partners             $  (18,275)     58,425   (17,505)    119,226
                                  =======    =======    =======    =======
  Per limited partner unit    $    (1.22)       3.90     (1.17)       7.95
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from oil and gas sales               $   360,381    546,853
 Cash paid to suppliers                               (269,117)  (335,708)
 Interest received                                          795        416
                                                       --------   --------
  Net cash provided by operating activities              92,059    211,561
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (2,322)    (4,642)
 Cash received from sale of oil and gas property              -        122
                                                       --------   --------
  Net cash used in investing activities                 (2,322)    (4,520)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (117,972)  (196,389)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                           (28,235)     10,652

 Beginning of period                                     29,210      4,240
                                                       --------   --------
 End of period                                      $       975     14,892
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                      $(19,450)   132,473

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization                83,000    66,000
  Decrease in receivables                                 39,308    53,527
  Decrease in payables                                  (10,799)  (40,439)
                                                        -------    -------
Net cash provided by operating activities              $  92,059  211,561
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

Based on current conditions, management does not anticipate performing workovers during the next two years. The Partnership may undergo an increase later in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   12.15     18.36       (34%)
Average price per mcf of gas             $    2.08      2.23        (7%)
Oil production in barrels                    8,000     9,000       (11%)
Gas production in mcf                       25,200    31,800       (21%)
Gross oil and gas revenue                $ 149,542   236,287       (37%)
Net oil and gas revenue                  $  54,293   125,522       (57%)
Total cost and expense                   $ 170,122   171,562        (1%)
Partnership distributions                $  19,000    45,000       (58%)
Limited partner distributions            $  17,100    40,500       (58%)
Per unit distribution to limited
 partners                                $    1.14      2.70       (58%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $149,542 from $236,287 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 37%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 34%, or $6.21 per barrel, resulting in a decrease of approximately $55,890 in revenues. Oil sales represented 65% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 70% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 7%, or $.15 per mcf, resulting in a decrease of approximately $4,770 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $60,660. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 11% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $12,150 in revenues.

    Gas production decreased approximately 6,600 mcf or 21% during the same period, resulting in a decrease of approximately $13,728 in revenues.

    The total decrease in revenues due to the change in production is approximately $25,878. The decrease in production is due primarily to a farm-out agreement which decreased the Partnership's ownership percentage on one well and the explosion of a gas plant which reduced production on several gas wells for the month of April 1998.

Costs and Expenses

Total costs and expenses decreased to $170,122 from $171,562 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 1%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  14%  lower,   or
    approximately $15,500 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $2,076 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

3. Depletion expense increased to $44,000 for the quarter ended June 30, 1998 from $32,000 for the same period in 1997. This represents an increase of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   13.10     20.08       (35%)
Average price per mcf of gas             $    2.09      2.44       (14%)
Oil production in barrels                   16,000    17,200        (7%)
Gas production in mcf                       53,300    60,600       (12%)
Gross oil and gas revenue                $ 321,073   493,326       (35%)
Net oil and gas revenue                  $ 131,817   263,216       (50%)
Total cost and expense                   $ 341,318   361,269        (6%)
Partnership distribution                 $ 114,000   196,500       (42%)
Limited partner distributions            $ 102,600   176,850       (42%)
Per unit distribution to limited
 partners                                $    6.84     11.79       (42%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $321,073 from $493,326 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 35%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 35%, or $6.98 per barrel, resulting in a decrease of approximately $120,056 in revenues. Oil sales represented 65% of total oil and gas sales during the six months ended June 30, 1998 as compared to 70% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.35 per mcf, resulting in a decrease of approximately $21,210 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $141,266. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 7% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $15,720 in revenues.

    Gas production decreased approximately 7,300 mcf or 12% during the same period, resulting in a decrease of approximately $15,257 in revenues.

    The total decrease in revenues due to the change in production is approximately $30,977.

Costs and Expenses

Total costs and expenses decreased to $341,318 from $361,269 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 6%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  18%  lower,   or
    approximately $40,854 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $3,903 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

3. Depletion expense increased to $83,000 for the six months ended June 30, 1998 from $66,000 for the same period in 1997. This represents an increase of 26%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $92,100 in the six months ended June 30, 1998 as compared to approximately $211,600 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $2,300 in the six months ended June 30, 1998 as compared to approximately $4,500 in the six months ended June 30, 1997. The principle use of the 1998 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $118,000 in the six months ended June 30, 1998 as compared to approximately $196,400 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $114,000 of which $102,600 was distributed to the limited partners and $11,400 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $6.84. Total distributions during the six months ended June 30, 1997 were $196,500 of which $176,850 was distributed to the limited partners and $19,650 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $11.79.

The sources for the 1998 distributions of $114,000 were oil and gas operations of approximately $92,100 less the net change in oil and gas properties of approximately $2,300, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $196,500 was oil and gas operations of approximately $211,600, partially offset by the net change in oil and gas properties of approximately $4,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $9,675,532 have been made to the partners. As of June 30, 1998, $8,718,973 or $581.26 per limited partner unit has been distributed to the limited partners, representing a 116% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $52,257 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The  Managing  General Partner provides all data processing  needs  of  the
Partnership. The Managing General Partner has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Primarily all necessary programming modifications to correct year 2000 referencing in the Managing General Partners internal accounting and operating systems have been made to-date. However the Managing General Partner has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operation of the Managing General Partnership or the operations of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 1998.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                      Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998