Form 10-Q
period 1998-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1998-11-12
CIK 808028

Page 16 of 15
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 16.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   21,756         29,210
 Receivable from Managing General Partner          26,206         80,134
                                                ---------      ---------
     Total current assets                          47,962        109,344
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,620,662      4,619,742
  Less accumulated depreciation,
   depletion and amortization                   3,640,737      3,539,737
                                                ---------      ---------
     Net oil and gas properties                   979,925      1,080,005
                                                ---------      ---------
                                               $1,027,887      1,189,349
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      472          4,315
                                                ---------      ---------
Partners' equity
 General partners                               (538,898)      (523,171)
 Limited partners                               1,566,313      1,708,205
                                                ---------      ---------
     Total partners' equity                     1,027,415      1,185,034
                                                ---------      ---------
                                               $1,027,887      1,189,349
                                                =========      =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   119,980   223,453     441,053   716,778
Interest                             187       270         982       686
                                 -------   -------     -------   -------
                                 120,167   223,723     442,035   717,464
                                 -------   -------     -------   -------

Expenses

Production                        82,973   110,750     272,229   340,860
General and administrative        32,018    26,780     101,080    91,939
Depreciation, depletion and
 amortization                     18,000    30,000     101,000    96,000
                                 -------   -------     -------   -------
                                 132,991   167,530     474,309   528,799
                                 -------   -------     -------   -------
Net income (loss)            $  (12,824)    56,193    (32,274)   188,665
                                 =======   =======     =======   =======


Net income (loss) allocated to:

 Managing General Partner    $   (1,154)     5,057     (2,904)    16,980
                                 =======   =======     =======   =======
 General Partner             $     (128)       562       (323)     1,886
                                 =======   =======     =======   =======
 Limited Partners            $  (11,542)    50,574    (29,047)   169,799
                                 =======   =======     =======   =======
  Per limited partner unit   $     (.77)      3.37       (1.94)    11.32
                                 =======   =======     =======   =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----       ----

Cash flows from operating activities

 Cash received from oil and gas sales              $  497,495    777,678
 Cash paid to suppliers                             (376,168)  (515,448)
 Interest received                                        982        686
                                                      -------    -------
   Net cash provided by operating activities          122,309    262,916
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas properties                  (1,832)    (9,248)
 Cash received from sale of oil and gas property          913        122
                                                      -------    -------
  Net cash used in investing activities                 (919)    (9,126)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (128,844)  (222,401)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                          (7,454)     31,389

 Beginning of period                                   29,210      4,240
                                                      -------    -------
 End of period                                     $   21,756     35,629
                                                      =======    =======

                                                             (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $ (32,274)    188,665

 Adjustments to reconcile net income (loss) to net cash provided by operating activities

  Depreciation, depletion and amortization            101,000     96,000
  Decrease in receivables                              56,442     60,900
  Decrease in payables                                (2,859)   (82,649)
                                                      -------    -------
Net cash provided by operating activities          $  122,309    262,916
                                                      =======    =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                       Notes to Financial Statements


Subsequent Events

The Partnership, subsequent to September 30, 1998 sold its interest in a portion of non-operated oil and gas properties. The Partnership's interests in the wells were sold for $128,929 net proceeds, after post closing adjustments. The proceeds from the sale represented 12.54% of the Partnership's total assets at December 31, 1997.

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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.41    17.45     (35%)
Average price per mcf of gas               $    1.96     2.23     (12%)
Oil production in barrels                      6,100    8,900     (31%)
Gas production in mcf                         25,706   30,600     (16%)
Gross oil and gas revenue                  $ 119,980  223,453     (46%)
Net oil and gas revenue                    $  37,007  112,703     (67%)
Partnership distributions                  $  11,345   30,000     (62%)
Limited partner distributions              $  10,245   27,000     (62%)
Per unit distribution to limited partners  $     .68     1.80     (62%)
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues decreased to $119,980 from $223,453 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 46%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 35%, or $6.04 per barrel, resulting in a decrease of approximately $53,800 in revenues. Oil sales represented 58% of total oil and gas sales during the quarters ended September 30, 1998 as compared to 69% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 12%, or $.27 per mcf, resulting in a decrease of approximately $8,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $62,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 31% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $31,900 in revenues.

    Gas production decreased approximately 4,900 mcf or 16% during the same period, resulting in a decrease of approximately $9,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $41,500. The decrease in production is due primarily to a farm-out agreement, which decreased the Partnerships ownership percentage on one well, sale of properties and natural decline.

Costs and Expenses

Total costs and expenses decreased to $132,991 from $167,530 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 21%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 25% lower or approximately $27,800 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decline in costs is primarily attributable to costs incurred in 1997 due to the failure of the Managing General Partner to bill the Partnership on one lease for three-year period.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 20% or approximately $5,200 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

3. Depletion expense decreased to $18,000 for the quarter ended September 30, 1998 from $30,000 for the same period in 1997. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and thus the decline in gross oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.63    19.18     (34%)
Average price per mcf of gas               $    2.05     2.37     (14%)
Oil production in barrels                     22,100   26,100     (15%)
Gas production in mcf                         79,006   91,200     (13%)
Gross oil and gas revenue                  $ 441,053  716,778     (38%)
Net oil and gas revenue                    $ 168,824  375,918     (55%)
Partnership distribution                   $ 125,345  226,500     (45%)
Limited partner distributions              $ 112,845  203,850     (45%)
Per unit distribution to limited partners  $    7.52    13.59     (45%)
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues decreased to $441,053 from $716,778 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 38%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 34%, or $6.55 per barrel, resulting in a decrease of approximately $171,000 in revenues. Oil sales represented 63% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 70% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.32 per mcf, resulting in a decrease of approximately $29,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $200,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,000 barrels or 15% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $50,500 in revenues.

    Gas production decreased approximately 12,200 mcf or 13% during the same period, resulting in a decrease of approximately $24,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $75,400.

Costs and Expenses

Total costs and expenses decreased to $474,309 from $528,799 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 20% lower, or approximately $68,600 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decline in costs is primarily attributable to costs incurred in 1997 due to the failure of the Managing General Partner to bill the Partnership on one lease of a three year period.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 10% or approximately $9,100 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

3. Depletion expense increased to $101,000 for the nine months ended September 30, 1998 from $96,000 for the same period in 1997. This represents an increase of 5%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $122,300 in the nine months ended September 30, 1998 as compared to approximately $262,900 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $900 in the nine months ended September 30, 1998 as compared to approximately $9,100 in the nine months ended September 30, 1997. The principle use of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $128,800 in the nine months ended September 30, 1998 as compared to approximately $222,400 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $125,345 of which $112,845 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $7.52. Total distributions during the nine months ended September 30, 1997 were $226,500 of which $203,850 was distributed to the limited partners and $22,650 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $13.59.

The source for the 1998 distributions of $125,345 was oil and gas operations of approximately $122,300, partially offset by a change in oil and gas properties of approximately $900, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $226,500 was oil and gas operations of approximately $262,900, partially offset by a change in oil and gas properties of approximately $9,100, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $9,686,877 have been made to the partners. As of September 30, 1998, $8,729,218 or $581.95 per limited partner unit has been distributed to the limited partners, representing a 116% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $47,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998