Form 10-Q
period 1999-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 1999-08-12
CIK 808028

Page 17 of 16
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     33,943          92,168
 Receivable from Managing General Partner          44,930               -
                                                ---------       ---------
    Total current assets                           78,873          92,168
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,492,224       4,491,806
  Less accumulated depreciation,
   depletion and amortization                   3,958,691       3,925,691
                                                ---------       ---------
    Net oil and gas properties                    533,533         566,115
                                                ---------       ---------
                                             $    612,406         658,283
                                                =========       =========
  Liabilities and Partners' Equity

Current liability
 Distribution payable                        $        359             584
 Payable to Managing General Partner                    -             493
                                                ---------       ---------
    Total current liabilities                         359           1,077
                                                ---------       ---------
Partners' equity:
 General partners                               (573,250)       (568,734)
 Limited partners                               1,185,297       1,225,940
                                                ---------       ---------
    Total partners' equity                        612,047         657,206
                                                ---------       ---------
                                             $    612,406         658,283
                                                =========       =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $   139,493    149,542    236,039    321,073
Interest                              603        274      1,253        795
                                  -------    -------    -------    -------
                                  140,096    149,816    237,292    321,868
                                  -------    -------    -------    -------

  Expenses

Production                         65,791     95,249    114,189    189,256
General and administrative         30,559     30,873     60,262     69,062
Depreciation, depletion and
 amortization                      15,000     44,000     33,000     83,000
                                  -------    -------    -------    -------
                                  111,350    170,122    207,451    341,318
                                  -------    -------    -------    -------
Net income (loss)             $    28,746   (20,306)     29,841   (19,450)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     2,588    (1,828)      2,686    (1,751)
                                  =======    =======    =======    =======
 General Partner              $       287      (203)        298      (194)
                                  =======    =======    =======    =======
 Limited partners             $    25,871   (18,275)     26,857   (17,505)
                                  =======    =======    =======    =======
  Per limited partner unit    $      1.72     (1.22)       1.79     (1.17)
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from oil and gas sales               $   208,513    360,381
 Cash paid to suppliers                               (192,348)  (269,117)
 Interest received                                        1,253        795
                                                       --------   --------
  Net cash provided by operating activities              17,418     92,059
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                      (418)    (2,322)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (75,225)  (117,972)
                                                       --------   --------
Net decrease in cash and cash equivalents              (58,225)   (28,235)

 Beginning of period                                     92,168     29,210
                                                       --------   --------
 End of period                                      $    33,943        975
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                      $  29,841  (19,450)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization                33,000    83,000
  Decrease (increase) in receivables                    (27,526)    39,308
  Decrease in payables                                  (17,897)  (10,799)
                                                         -------   -------
Net cash provided by operating activities              $  17,418    92,059
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   15.07      12.15        24%
Average price per mcf of gas             $    2.03       2.08       (2%)
Oil production in barrels                    6,200      8,000      (23%)
Gas production in mcf                       22,700     25,200      (10%)
Gross oil and gas revenue                $ 139,493    149,542       (7%)
Net oil and gas revenue                  $  73,702     54,293        36%
Total cost and expense                   $ 111,350    170,122      (35%)
Partnership distributions                $  75,000     19,000       295%
Limited partner distributions            $  67,500     17,100       295%
Per unit distribution to limited
 partners                                $    4.50       1.14       295%
Number of limited partner units             15,000     15,000

Revenues

The Partnership's oil and gas revenues decreased to $139,493 from $149,542 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 7%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 24%, or $2.92 per barrel, resulting in an increase of approximately $23,400 in revenues. Oil sales represented 67% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 65% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 2%, or $.05 per mcf, resulting in a decrease of approximately $1,300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $22,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 23% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $27,100 in revenues.

    Gas production decreased approximately 2,500 mcf or 10% during the same period, resulting in a decrease of approximately $5,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $32,200. The decrease in production was primarily due to property sales in 1998.

Costs and Expenses

Total costs and expenses decreased to $111,350 from $170,122 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 35%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 31% lower, or approximately $29,500 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

3. Depletion expense decreased to $15,000 for the quarter ended June 30, 1999 from $44,000 for the same period in 1998. This represents a decrease of 66%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999      1998     (Decrease)
                                              ----      ----     ----------

Average price per barrel of oil          $   12.79     13.10        (2%)
Average price per mcf of gas             $    1.85      2.09       (11%)
Oil production in barrels                   11,800    16,000       (26%)
Gas production in mcf                       45,900    53,300       (14%)
Gross oil and gas revenue                $ 236,039   321,073       (26%)
Net oil and gas revenue                  $ 121,850   131,817        (8%)
Total cost and expense                   $ 207,451   341,318       (39%)
Partnership distribution                 $  75,000   114,000       (34%)
Limited partner distributions            $  67,500   102,600       (34%)
Per unit distribution to limited
 partners                                $    4.50      6.84       (34%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $236,039 from $321,073 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 26%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 2%, or $.31 per barrel, resulting in a decrease of approximately $5,000 in revenues. Oil sales represented 64% of total oil and gas sales during the six months ended June 30, 1999 as compared to 65% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 11%, or $.24 per mcf, resulting in a decrease of approximately $12,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $17,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,200 barrels or 26% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $53,700 in revenues.

    Gas production decreased approximately 7,400 mcf or 14% during the same period, resulting in a decrease of approximately $13,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $67,400. The decrease in production was primarily due to property sales in 1998.

Costs and Expenses

Total costs and expenses decreased to $207,451 from $341,318 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 39%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 40% lower, or approximately $75,100 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $8,800 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

3. Depletion expense decreased to $33,000 for the six months ended June 30, 1999 from $83,000 for the same period in 1998. This represents a decrease of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $17,400 in the six months ended June 30, 1999 as compared to approximately $92,100 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $400 in the six months ended June 30, 1999 as compared to approximately $2,300 in the six months ended June 30, 1998. The principle use of the 1999 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $75,200 in the six months ended June 30, 1999 as compared to approximately $118,000 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $75,000 of which $67,500 was distributed to the limited partners and $7,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $4.50. Total distributions during the six months ended June 30, 1998 were $114,000 of which $102,600 was distributed to the limited partners and $11,400 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $6.84.

The source for the 1999 distributions of $75,000 was oil and gas operations of approximately $17,400, less the net change in oil and gas properties of approximately $400, with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $114,000 were oil and gas operations of approximately $92,100 less the net change in oil and gas properties of approximately $2,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $9,833,730 have been made to the partners. As of June 30, 1999, $8,868,571 or $591.24 per limited partner unit has been distributed to the limited partners, representing a 118% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $78,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 1999.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999