Form 10-Q
period 2000-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2000-05-10
CIK 808028

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets



                                                 March 31,    December 31,
                                                    2000          1999
                                                 ---------    ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     66,791        59,465
 Receivable from Managing General Partner           99,301        81,538
                                                 ---------     ---------
    Total current assets                           166,092       141,003
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,495,874     4,495,858
  Less accumulated depreciation,
   depletion and amortization                    3,991,691     3,976,691
                                                 ---------     ---------
    Net oil and gas properties                     504,183       519,167
                                                 ---------     ---------
                                              $    670,275       660,170
                                                 =========     =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $        489           516
                                                 ---------     ---------
Partners' equity:
 General partners                                (567,476)     (568,489)
 Limited partners                                1,237,262     1,228,143
                                                 ---------     ---------
    Total partners' equity                         669,786       659,654
                                                 ---------     ---------
                                              $    670,275       660,170
                                                 =========     =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----

  Revenues

Oil and gas                                         $   204,052     96,546
Interest                                                    737        650
                                                        -------    -------
                                                        204,789     97,196
                                                        -------    -------
  Expenses

Production                                               64,779     48,415
General and administrative                               29,878     29,704
Depreciation, depletion and amortization                 15,000     18,000
                                                        -------    -------
                                                        109,657     96,119
                                                        -------    -------
Net income                                          $    95,132      1,077
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     8,562         97
                                                        =======    =======
 General partner                                    $       951         11
                                                        =======    =======
 Limited partners                                   $    85,619        969
                                                        =======    =======
  Per limited partner unit                          $      5.71        .06
                                                        =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   198,874     81,593
 Cash paid to suppliers                               (107,242)  (105,298)
 Interest received                                          737        650
                                                        -------    -------
   Net cash provided by (used in) operating activities               92,369
(23,055)
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                       (16)      (372)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (85,027)          -
                                                        -------    -------
Net  increase (decrease) in cash and cash equivalents                 7,326
(23,427)

 Beginning of period                                     59,465     92,168
                                                        -------    -------
 End of period                                      $    66,791     68,741
                                                        =======    =======

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L.P.

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income to net cash provided by (used in) operating activities:

Net income                                          $    95,132      1,077

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               15,000     18,000
  Increase in receivables                               (5,178)   (14,953)
  Decrease in payables                                 (12,585)   (27,179)
                                                        -------    -------
Net cash provided by (used in) operating activities $    92,369   (23,055)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based  on  current  conditions, management does not  anticipate  performing
significant   workovers  during  the  year  to  enhance  production.    The
Partnership could possibly experience a normal decline of 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2000      1999    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil           $   26.02     10.26     154%
Average price per mcf of gas              $    3.09      1.68      84%
Oil production in barrels                     5,300     5,600     (5%)
Gas production in mcf                        21,400    23,200     (8%)
Gross oil and gas revenue                 $ 204,052    96,546     111%
Net oil and gas revenue                   $ 139,273    48,131     189%
Partnership distributions                 $  85,000         -     100%
Limited partner distributions             $  76,500         -     100%
Per unit distribution to limited
 partners                                 $    5.10         -     100%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's oil and gas revenues increased to $204,052 from $96,546 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 111%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 154%, or $15.76 per barrel, resulting in an increase of approximately $88,300 in revenues. Oil sales represented 68% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 60% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 84%, or $1.41 per mcf, resulting in an increase of approximately $32,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $121,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 5% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $7,800 in revenues.

    Gas production decreased approximately 1,800 mcf or 8% during the same period, resulting in a decrease of approximately $5,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $13,400.

Costs and Expenses

Total costs and expenses increased to $109,657 from $96,119 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 14%. The increase is the result of higher lease operating costs and general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 34% higher, or approximately $16,400 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The increase is due to repairs and maintenance being performed in 2000 and the increase in production taxes in relation to the increase in gross revenues received in 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

3. Depletion expense decreased to $15,000 for the quarter ended March 31, 2000 from $18,000 for the same period in 1999. This represents a decrease of 17%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between comparative periods were the increase in oil and gas sales and the increase in the price of oil and gas used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change.

Cash  flows  provided by (used in) operating activities were  approximately
$92,400 in the quarter ended March 31, 2000 as compared to approximately $(23,100) in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was operations.

Cash flows used in investing activities were approximately $(16) in the quarter ended March 31, 2000 as compared to approximately $(372) in the quarter ended March 31, 1999. The principle use of the 2000 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $85,000 in the quarter ended March 31, 2000. There were no cash flows used in financing activities in the quarter ended March 31, 1999.

Total distributions during the quarter ended March 31, 2000 were $85,000 of which $76,500 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $5.10. There were no distributions during the quarter ended March 31, 1999.

The  sources  for  the  2000  distributions of $85,000  were  oil  and  gas
operations  of  approximately  $92,400,  resulting  in  excess   cash   for
contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $10,028,730 have been made to the partners. As of March 31, 2000, $9,044,071 or $602.94 per limited partner unit has been distributed to the limited partners, representing a 121% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $165,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

                                   SOUTHWEST OIL & GAS
                                   INCOME FUND VII-A, L.P.
                                   a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000