Form 10-Q
period 2000-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2000-08-10
CIK 808028

2 of 16
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     67,533          59,465
 Receivable from Managing General Partner         119,237          81,538
                                                ---------       ---------
    Total current assets                          186,770         141,003
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,501,767       4,495,858
  Less accumulated depreciation,
   depletion and amortization                   3,997,691       3,976,691
                                                ---------       ---------
    Net oil and gas properties                    504,076         519,167
                                                ---------       ---------
                                             $    690,846         660,170
                                                =========       =========
  Liabilities and Partners' Equity

Current liability
 Distribution payable                        $        645             516
                                                ---------       ---------
Partners' equity:
 General partners                               (565,434)       (568,489)
 Limited partners                               1,255,635       1,228,143
                                                ---------       ---------
    Total partners' equity                        690,201         659,654
                                                ---------       ---------
                                             $    690,846         660,170
                                                =========       =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Oil and gas                   $   242,805    139,493    446,856    236,039
Interest                            1,055        603      1,793      1,253
                                  -------    -------    -------    -------
                                  243,860    140,096    448,649    237,292
                                  -------    -------    -------    -------

  Expenses

Production                         85,123     65,791    149,902    114,189
General and administrative         32,322     30,559     62,200     60,262
Depreciation, depletion and
 amortization                       6,000     15,000     21,000     33,000
                                  -------    -------    -------    -------
                                  123,445    111,350    233,102    207,451
                                  -------    -------    -------    -------
Net income                    $   120,415     28,746    215,547     29,841
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    10,837      2,588     19,399      2,686
                                  =======    =======    =======    =======
 General Partner              $     1,204        287      2,156        298
                                  =======    =======    =======    =======
 Limited partners             $   108,374     25,871    193,992     26,857
                                  =======    =======    =======    =======
  Per limited partner unit    $     7.22       1.72       12.93      1.79
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from oil and gas sales               $   409,871    208,513
 Cash paid to suppliers                               (212,816)  (192,348)
 Interest received                                        1,793      1,253
                                                       --------   --------
  Net cash provided by operating activities             198,848     17,418
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (5,909)      (418)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (184,871)   (75,225)
                                                       --------   --------
Net increase (decrease) in cash and cash equivalents     8,068    (58,225)

 Beginning of period                                     59,465     92,168
                                                       --------   --------
 End of period                                      $    67,533     33,943
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                             $ 215,547    29,841

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                21,000    33,000
  Increase in receivables                               (36,985)  (27,526)
  Decrease in payables                                     (714)  (17,897)
                                                         -------   -------
Net cash provided by operating activities              $ 198,848    17,418
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   26.04      15.07        73%
Average price per mcf of gas             $    4.22       2.03       108%
Oil production in barrels                    5,400      6,200      (13%)
Gas production in mcf                       21,400     22,700       (6%)
Gross oil and gas revenue                $ 242,805    139,493        74%
Net oil and gas revenue                  $ 157,682     73,702       114%
Total cost and expense                   $ 123,445    111,350        11%
Partnership distributions                $ 100,000     75,000        33%
Limited partner distributions            $  90,000     67,500        33%
Per unit distribution to limited
 partners                                $    6.00       4.50        33%
Number of limited partner units             15,000     15,000

Revenues

The Partnership's oil and gas revenues increased to $242,805 from $139,493 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 74%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 73%, or $10.97 per barrel, resulting in an increase of approximately $68,000 in revenues. Oil sales represented 61% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 67% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 108%, or $2.19 per mcf, resulting in an increase of approximately $49,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $117,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 800 barrels or 13% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $20,800 in revenues.

    Gas production decreased approximately 1,300 mcf or 6% during the same period, resulting in a decrease of approximately $5,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $26,300.

Costs and Expenses

Total costs and expenses increased to $123,445 from $111,350 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 11%. The increase is the result of higher lease operating costs, general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 29% higher, or approximately $19,300 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,800 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $6,000 for the quarter ended June 30, 2000 from $15,000 for the same period in 1999. This represents a decrease of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000      1999     (Decrease)
                                              ----      ----     ----------

Average price per barrel of oil          $   26.31     12.79        106%
Average price per mcf of gas             $    3.72      1.85        101%
Oil production in barrels                   11,000    11,800        (7%)
Gas production in mcf                       42,300    45,900        (8%)
Gross oil and gas revenue                $ 446,856   236,039         89%
Net oil and gas revenue                  $ 296,954   121,850        144%
Total cost and expense                   $ 233,102   207,451         12%
Partnership distribution                 $ 185,000    75,000        147%
Limited partner distributions            $ 166,500    67,500        147%
Per unit distribution to limited
 partners                                $   11.10      4.50        147%
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues increased to $446,856 from $236,039 for the six months ended June 30, 2000 and 1999, respectively, an increase of 89%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 106%, or $13.52 per barrel, resulting in an increase of approximately $159,500 in revenues. Oil sales represented 65% of total oil and gas sales during the six months ended June 30, 2000 as compared to 64% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 101%, or $1.87 per mcf, resulting in an increase of approximately $85,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $245,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 800 barrels or 7% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $21,000 in revenues.

    Gas production decreased approximately 3,600 mcf or 8% during the same period, resulting in a decrease of approximately $13,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $34,400.

Costs and Expenses

Total costs and expenses increased to $233,102 from $207,451 for the six months ended June 30, 2000 and 1999, respectively, an increase of 12%. The increase is the result of higher lease operating costs, general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 31% higher, or approximately $35,700 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $1,900 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $21,000 for the six months ended June 30, 2000 from $33,000 for the same period in 1999. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $198,800 in the six months ended June 30, 2000 as compared to approximately $17,400 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $5,900 in the six months ended June 30, 2000 as compared to approximately $400 in the six months ended June 30, 1999. The principle use of the 2000 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $184,900 in the six months ended June 30, 2000 as compared to approximately $75,200 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $185,000 of which $166,500 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $11.10. Total distributions during the six months ended June 30, 1999 were $75,000 of which $67,500 was distributed to the limited partners and $7,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $4.50.

The  sources  for  the  2000 distributions of $185,000  were  oil  and  gas operations of approximately $198,800 less the change in oil and gas properties of approximately $5,900, resulting in excess cash for contingencies or subsequent distributions. The source for the 1999 distributions  of  $75,000  was  oil and gas  operations  of  approximately
$17,400, less the net change in oil and gas properties of approximately $400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $10,128,730 have been made to the partners. As of June 30, 2000, $9,134,071 or $608.94 per limited partner unit has been distributed to the limited partners, representing a 121% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $186,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 2000.

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

Date: August 15, 2000