Form 10-Q
period 2000-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2000-11-01
CIK 808028

Page 6 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   75,953         59,465
 Receivable from Managing General Partner         137,187         81,538
                                                ---------      ---------
     Total current assets                         213,140        141,003
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,502,371      4,495,858
  Less accumulated depreciation,
   depletion and amortization                   4,009,691      3,976,691
                                                ---------      ---------
     Net oil and gas properties                   492,680        519,167
                                                ---------      ---------
                                               $  705,820        660,170
                                                =========      =========

Liabilities and Partners' Equity

Current liabilities -
 Distribution payable                          $      978            516
                                                ---------      ---------
     Total current liabilities                        978            516
                                                ---------      ---------

Partners' equity
 General partners                               (563,970)      (568,489)
 Limited partners                               1,268,812      1,228,143
                                                ---------      ---------
     Total partners' equity                       704,842        659,654
                                                ---------      ---------
                                               $  705,820        660,170
                                                =========      =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   270,317   178,835     717,174   414,874
Interest                           1,200       607       2,993     1,860
                                 -------   -------     -------   -------
                                 271,517   179,442     720,167   416,734
                                 -------   -------     -------   -------

Expenses

Production                        91,473    74,135     241,375   188,323
General and administrative        28,403    27,167      90,604    87,430
Depreciation, depletion and
 amortization                     12,000     8,000      33,000    41,000
                                 -------   -------     -------   -------
                                 131,876   109,302     364,979   316,753
                                 -------   -------     -------   -------
Net income                   $   139,641    70,140     355,188    99,981
                                 =======   =======     =======   =======


Net income allocated to:

 Managing General Partner    $    12,568     6,313      31,967     8,998
                                 =======   =======     =======   =======
 General Partner             $     1,396       701       3,552     1,000
                                 =======   =======     =======   =======
 Limited Partners            $   125,677    63,126     319,669    89,983
                                 =======   =======     =======   =======
  Per limited partner unit   $      8.38      4.21       21.31      6.00
                                 =======   =======     =======   =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----

Cash flows from operating activities

 Cash received from oil and gas sales              $  648,295    355,593
 Cash paid to suppliers                             (318,749)  (281,670)
 Interest received                                      2,993      1,860
                                                      -------    -------
  Net cash provided by operating activities           332,539     75,783
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas properties                  (6,513)    (3,979)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (309,538)  (120,133)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents              16,488
(48,329)

 Beginning of period                                   59,465     92,168
                                                      -------    -------
 End of period                                     $   75,953     43,839
                                                      =======    =======

                                                             (continued)

                Southwest Oil & Gas Income Fund VII-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  355,188     99,981

 Adjustments to reconcile net income to
  net cash provided by operating activities

  Depreciation, depletion and amortization             33,000     41,000
  Increase in receivables                            (68,879)   (59,281)
  (Increase) decrease in payables                      13,230    (5,917)
                                                      -------    -------
Net cash provided by operating activities          $  332,539     75,783
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates the possibility of performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.69    20.00       43%
Average price per mcf of gas               $    4.99     2.59       93%
Oil production in barrels                      5,200    5,900     (12%)
Gas production in mcf                         26,500   23,500       13%
Gross oil and gas revenue                  $ 270,317  178,835       51%
Net oil and gas revenue                    $ 178,844  104,700       71%
Partnership distributions                  $ 125,000   45,000      178%
Limited partner distributions              $ 112,500   40,500      178%
Per unit distribution to limited partners  $    7.50     2.70      178%
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues increased to $270,317 from $178,835 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 51%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 43%, or $8.69 per barrel, resulting in an increase of approximately $51,300 in revenues. Oil sales represented 53% of total oil and gas sales during the quarters ended September 30, 2000 as compared to 66% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 93%, or $2.40 per mcf, resulting in an increase of approximately $56,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $107,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 12% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $20,100 in revenues.

    Gas production increased approximately 3,000 mcf or 13% during the same period, resulting in an increase of approximately $15,000 in revenues.

    The total net decrease in revenues due to the change in production is approximately $5,100.

Costs and Expenses

Total costs and expenses increased to $131,876 from $109,302 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 21%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 23% higher or approximately $17,300 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and
   maintenance.   Since production taxes are based on gross  revenues,  the
   increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $1,200 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense increased to $12,000 for the quarter ended September 30, 2000 from $8,000 for the same period in 1999. This represents an increase of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves, as well as an increase in oil and gas revenues. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.  General Comparison of the Nine Month Periods Ended September 30, 2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.32    15.20       80%
Average price per mcf of gas               $    4.01     2.10       91%
Oil production in barrels                     16,100   17,700      (9%)
Gas production in mcf                         69,200   69,400         -
Gross oil and gas revenue                  $ 717,174  414,874       73%
Net oil and gas revenue                    $ 475,799  226,551      110%
Partnership distribution                   $ 310,000  120,000      158%
Limited partner distributions              $ 279,000  108,000      158%
Per unit distribution to limited partners  $   18.60     7.20      158%
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues increased to $717,174 from $414,874 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 73%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 80%, or $12.12 per barrel, resulting in an increase of approximately $214,500 in revenues. Oil sales represented 61% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 65% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 91%, or $1.91 per mcf, resulting in an increase of approximately $132,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $347,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,600 barrels or 9% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $43,700 in revenues.

    Gas production decreased approximately 200 mcf or less than 1% during the same period, resulting in a decrease of approximately $800 in revenues.

    The total decrease in revenues due to the change in production is approximately $44,500.

Costs and Expenses

Total costs and expenses increased to $364,979 from $316,753 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 15%. The increase is the result of higher lease operating costs, general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 28% higher, or approximately $53,100 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $3,200 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense decreased to $33,000 for the nine months ended September 30, 2000 from $41,000 for the same period in 1999. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves, the increase in revenues and the increase in property book value due to additions in the nine months ended September 30, 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $332,500 in the nine months ended September 30, 2000 as compared to approximately $75,800 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $6,500 in the nine months ended September 30, 2000 as compared to approximately $4,000 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $309,500 in the nine months ended September 30, 2000 as compared to approximately $120,100 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $310,000 of which $279,000 was distributed to the limited partners and $31,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $18.60. Total distributions during the nine months ended September 30, 1999 were $120,000 of which $108,000 was distributed to the limited partners and $12,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $7.20.

The  source  for  the  2000  distributions of  $310,000  was  oil  and  gas operations  of  approximately $332,500, and  the  change  in  oil  and  gas
properties  of  approximately  $(6,500),  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.   The  source  for  the  1999
distributions  of  $120,000  was oil and gas  operations  of  approximately
$75,800, partially offset by a change in oil and gas properties of approximately $4,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $10,253,730 have been made to the partners. As of September 30, 2000, $9,246,571 or $616.44 per limited partner unit has been distributed to the limited partners, representing a 123% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $212,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000