Form 10-Q
period 2001-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2001-05-09
CIK 808028

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets



                                                 March 31,    December 31,
                                                    2001          2000
                                                 ---------    ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     73,547        68,661
 Receivable from Managing General Partner          108,671       129,834
                                                 ---------     ---------
    Total current assets                           182,218       198,495
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,503,188     4,503,306
  Less accumulated depreciation,
   depletion and amortization                    4,016,691     4,005,691
                                                 ---------     ---------
    Net oil and gas properties                     486,497       497,615
                                                 ---------     ---------
                                              $    668,715       696,110
                                                 =========     =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $      1,566         1,693
                                                 ---------     ---------
Partners' equity:
 General partners                                (567,740)     (565,013)
 Limited partners                                1,234,889     1,259,430
                                                 ---------     ---------
    Total partners' equity                         667,149       694,417
                                                 ---------     ---------
                                              $    668,715       696,110
                                                 =========     =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

  Revenues

Oil and gas                                         $   234,989    204,052
Interest                                                  1,058        737
                                                        -------    -------
                                                        236,047    204,789
                                                        -------    -------
  Expenses

Production                                               73,628     64,779
General and administrative                               28,677     29,878
Depreciation, depletion and amortization                 11,000     15,000
                                                        -------    -------
                                                        113,305    109,657
                                                        -------    -------
Net income                                          $   122,742     95,132
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    11,047      8,562
                                                        =======    =======
 General partner                                    $     1,227        951
                                                        =======    =======
 Limited partners                                   $   110,468     85,619
                                                        =======    =======
  Per limited partner unit                          $      7.36       5.71
                                                        =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   269,554    198,874
 Cash paid to suppliers                               (115,707)  (107,242)
 Interest received                                        1,058        737
                                                        -------    -------
  Net cash provided by operating activities             154,905     92,369
                                                        -------    -------
Cash flows from investing activities:

 Sale of oil and gas properties                             395          -
 Additions to oil and gas properties                      (277)       (16)
                                                        -------    -------
   Net cash provided by (used in) investing activities                  118
(16)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (150,137)   (85,027)
                                                        -------    -------
Net increase in cash and cash equivalents                 4,886      7,326

 Beginning of period                                     68,661     59,465
                                                        -------    -------
 End of period                                      $    73,547     66,791
                                                        =======    =======

                                                               (continued)

               Southwest Oil & Gas Income Fund VII-A, L.P.

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   122,742     95,132

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               11,000     15,000
  Decrease (increase) in receivables                     34,565    (5,178)
  Decrease in payables                                 (13,402)   (12,585)
                                                        -------    -------
Net cash provided by operating activities           $   154,905     92,369
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil           $   24.16     26.02     (7%)
Average price per mcf of gas              $    6.46      3.09     109%
Oil production in barrels                     5,100     5,300     (4%)
Gas production in mcf                        17,300    21,400    (19%)
Gross oil and gas revenue                 $ 234,989   204,052      15%
Net oil and gas revenue                   $ 161,361   139,273      16%
Partnership distributions                 $ 150,010    85,000      76%
Limited partner distributions             $ 135,009    76,500      76%
Per unit distribution to limited
 partners                                 $    9.00      5.10      76%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's oil and gas revenues increased to $234,989 from $204,052 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 15%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 7%, or $1.86 per barrel, resulting in a decrease of approximately $9,500 in revenues. Oil sales represented 52% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 68% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 109%, or $3.37 per mcf, resulting in an increase of approximately $58,300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $48,800.

2. Oil production decreased approximately 200 barrels or 4% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $5,200 in revenues.

    Gas production decreased approximately 4,100 mcf or 19% during the same period, resulting in a decrease of approximately $12,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $17,900. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease.

Costs and Expenses

Total costs and expenses increased to $113,305 from $109,657 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 3%. The increase is the result of higher lease operating costs, partially offset by a decrease in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 14% higher, or approximately $8,800 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,200 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense decreased to $11,000 for the quarter ended March 31, 2001 from $15,000 for the same period in 2000. This represents a decrease of 27%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change.

Cash flows provided by operating activities were approximately $154,900 in the quarter ended March 31, 2001 as compared to approximately $92,400 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was operations.

Cash flows provided by (used in) investing activities were $118 in the quarter ended March 31, 2001 as compared to $(16) in the quarter ended March 31, 2000. The principle source of the 2001 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $150,100 in the quarter ended March 31, 2001 as compared to approximately $85,000 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $150,010 of which $135,009 was distributed to the limited partners and $15,001 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $9.00. Total distributions during the quarter ended March 31, 2000 were $85,000 of which $76,500 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $5.10.

The sources for the 2001 distributions of $150,010 were oil and gas operations of approximately $154,900, resulting in excess cash for contingencies or subsequent distributions to partners. The sources for the 2000 distributions of $85,000 were oil and gas operations of approximately $92,400, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $10,528,740 have been made to the partners. As of March 31, 2001, $9,494,080 or $632.94 per limited partner unit has been distributed to the limited partners, representing a 127% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $180,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001