Form 10-Q
period 2001-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2001-08-01
CIK 808028

3 of 14
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     54,424        68,661
 Receivable from Managing General Partner          117,730       129,834
                                                 ---------     ---------
    Total current assets                           172,154       198,495
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,505,045     4,503,306
  Less accumulated depreciation,
   depletion and amortization                    4,032,691     4,005,691
                                                 ---------     ---------
    Net oil and gas properties                     472,354       497,615
                                                 ---------     ---------
                                              $    644,508       696,110
                                                 =========     =========
  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distribution payable      $         81         1,693
                                                 ---------     ---------
Partners' equity:
 General partners                                (570,012)     (565,013)
 Limited partners                                1,214,439     1,259,430
                                                 ---------     ---------
    Total partners' equity                         644,427       694,417
                                                 ---------     ---------
                                              $    644,508       696,110
                                                 =========     =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                    ----      ----        ----      ----

  Revenues
  --------
Oil and gas                   $   225,236    242,805    460,225    446,856
Interest                            1,451      1,055      2,509      1,793
                                  -------    -------    -------    -------
                                  226,687    243,860    462,734    448,649
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         78,870     85,123    152,497    149,902
General and administrative         29,539     32,322     58,217     62,200
Depreciation, depletion and
 amortization                      16,000      6,000     27,000     21,000
                                  -------    -------    -------    -------
                                  124,409    123,445    237,714    233,102
                                  -------    -------    -------    -------
Net income                    $   102,278    120,415    225,020    215,547
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     9,205     10,837     20,252     19,399
                                  =======    =======    =======    =======
 General Partner              $     1,023      1,204      2,250      2,156
                                  =======    =======    =======    =======
 Limited partners             $    92,050    108,374    202,518    193,992
                                  =======    =======    =======    =======
  Per limited partner unit    $     6.14       7.22       13.50     12.93
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                          ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   487,117    409,871
 Cash paid to suppliers                               (225,502)  (212,816)
 Interest received                                        2,509      1,793
                                                       --------   --------
  Net cash provided by operating activities             264,124    198,848
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                             100          -
 Additions to oil and gas properties                    (1,839)    (5,909)
                                                       --------   --------
  Net cash used in investing activities                 (1,739)    (5,909)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (276,622)  (184,871)
                                                       --------   --------

Net (decrease) increase in cash
         (14,237)                                    8,068

 Beginning of period                                     68,661     59,465
                                                       --------   --------
 End of period                                      $    54,424     67,533
                                                       ========   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   225,020    215,547

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               27,000     21,000
  Decrease (increase) in receivables                     26,892   (36,985)
  Decrease in payables                                 (14,788)      (714)
                                                       --------    -------
Net cash provided by operating activities           $   264,124    198,848
                                                       ========    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during 2001. The Partnership could possibly experience a normal decline of 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   24.96      26.04       (4%)
Average price per mcf of gas             $    4.43       4.22         5%
Oil production in barrels                    5,100      5,400       (6%)
Gas production in mcf                       17,600     21,400      (18%)
Gross oil and gas revenue                $ 225,236    242,805       (7%)
Net oil and gas revenue                  $ 146,366    157,682       (7%)
Total cost and expense                   $ 124,409    123,445         1%
Partnership distributions                $ 125,000    100,000        25%
Limited partner distributions            $ 112,500     90,000        25%
Per unit distribution to limited
 partners                                $    7.50       6.00        25%
Number of limited partner units             15,000     15,000

Revenues

The Partnership's oil and gas revenues decreased to $225,236 from $242,805 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 7%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 4%, or $1.08 per barrel, resulting in a decrease of approximately $5,500 in revenues. Oil sales represented 62% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 61% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.21 per mcf, resulting in an increase of approximately $3,700 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $1,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 6% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $7,800 in revenues.

    Gas production decreased approximately 3,800 mcf or 18% during the same period, resulting in a decrease of approximately $16,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $23,800. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease.

Costs and Expenses

Total costs and expenses increased to $124,409 from $123,445 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 1%. The increase is the result of higher depletion expense, partially offset by a decrease in lease operating costs and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  7%  lower,   or
    approximately $6,300 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $2,800 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $16,000 for the quarter ended June 30, 2001 from $6,000 for the same period in 2000. This represents an increase of 167%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001      2000     (Decrease)
                                              ----      ----     ----------

Average price per barrel of oil          $   25.89     26.31        (2%)
Average price per mcf of gas             $    5.36      3.72         44%
Oil production in barrels                    9,800    11,000       (11%)
Gas production in mcf                       38,500    42,300        (9%)
Gross oil and gas revenue                $ 460,225   446,856          3%
Net oil and gas revenue                  $ 307,728   296,954          4%
Partnership distribution                 $ 275,010   185,000         49%
Limited partner distributions            $ 247,509   166,500         49%
Per unit distribution to limited
 partners                                $   16.50     11.10         49%
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues increased to $460,225 from $446,856 for the six months ended June 30, 2001 and 2000, respectively, an increase of 3%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 2%, or $.42 per barrel, resulting in a decrease of approximately $4,100 in revenues. Oil sales represented 55% of total oil and gas sales during the six months ended June 30, 2001 as compared to 65% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 44%, or $1.64 per mcf, resulting in an increase of approximately $63,100 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $59,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 11% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $31,600 in revenues.

    Gas production decreased approximately 3,800 mcf or 9% during the same period, resulting in a decrease of approximately $14,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $45,700.

Costs and Expenses

Total costs and expenses increased to $237,714 from $233,102 for the six months ended June 30, 2001 and 2000, respectively, an increase of 2%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  2%  higher,   or
    approximately $2,600 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $4,000 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $27,000 for the six months ended June 30, 2001 from $21,000 for the same period in 2000. This represents an increase of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $264,100 in the six months ended June 30, 2001 as compared to approximately $198,800 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $1,700 in the six months ended June 30, 2001 as compared to approximately $5,900 in the six months ended June 30, 2000. The principle use of the 2001 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $276,600 in the six months ended June 30, 2001 as compared to approximately $184,900 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $275,010 of which $247,509 was distributed to the limited partners and $27,501 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $16.50. Total distributions during the six months ended June 30, 2000 were $185,000 of which $166,500 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $11.10.

The source for the 2001 distributions of $275,010 was oil and gas operations of approximately $264,100, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $185,000 were oil and gas operations of approximately $198,800 less the change in oil and gas properties of approximately $5,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $10,653,740 have been made to the partners. As of June 30, 2001, $9,606,580 or $640.44 per limited partner unit has been distributed to the limited partners, representing a 128% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $172,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 2001.

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

Date: August 15, 2001