Form 10-Q
period 2001-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2001-11-13
CIK 808028

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                    2001 2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current Assets:

 Cash and cash equivalents                    $     47,999        68,661
 Receivable from Managing General Partner           85,816       129,834
                                                 ---------     ---------
    Total current assets                           133,815       198,495
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,503,987     4,503,306
  Less accumulated depreciation,
   depletion and amortization                    4,058,691     4,005,691
                                                 ---------     ---------
    Net oil and gas properties                     445,296       497,615
                                                 ---------     ---------
                                              $    579,111       696,110
                                                 =========     =========
Liabilities and Partners' Equity
--------------------------------
Current liability - Distribution payable      $      1,138         1,693
                                                 ---------     ---------
Partners' equity:
 General partners                                (576,657)     (565,013)
 Limited partners                                1,154,630     1,259,430
                                                 ---------     ---------
    Total partners' equity                         577,973       694,417
                                                 ---------     ---------
                                              $    579,111       696,110
                                                 =========     =========

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Oil and gas                  $   169,272   270,317     629,497   717,174
Interest                             761     1,200       3,270     2,993
                                 -------   -------     -------   -------
                                 170,033   271,517     632,767   720,167
                                 -------   -------     -------   -------

Expenses
--------
Production                        81,967    91,473     234,465   241,375
General and administrative        28,519    28,403      86,736    90,604
Depreciation, depletion and
 amortization                     26,000    12,000      53,000    33,000
                                 -------   -------     -------   -------
                                 136,486   131,876     374,201   364,979
                                 -------   -------     -------   -------
Net income                   $    33,547   139,641     258,566   355,188
                                 =======   =======     =======   =======


Net income allocated to:

 Managing General Partner    $     3,019    12,568      23,271    31,967
                                 =======   =======     =======   =======
 General Partner             $       336     1,396       2,586     3,552
                                 =======   =======     =======   =======
 Limited Partners            $    30,192   125,677     232,709   319,669
                                 =======   =======     =======   =======
  Per limited partner unit   $      2.01      8.38       15.51     21.31
                                 =======   =======     =======   =======

                Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----

Cash flows from operating activities

 Cash received from oil and gas sales              $  681,394    648,295
 Cash paid to suppliers                             (329,080)  (318,749)
 Interest received                                      3,270      2,993
                                                      -------    -------
  Net cash provided by operating activities           355,584    332,539
                                                      -------    -------
Cash flows from investing activities

 Sales of oil and gas properties                          100          -
 Additions to oil and gas properties                    (781)    (6,513)
                                                      -------    -------
  Net cash used in investing activities                 (681)    (6,513)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (375,565)  (309,538)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents            (20,662)
16,488

 Beginning of period                                   68,661     59,465
                                                      -------    -------
 End of period                                     $   47,999     75,953
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  258,566    355,188

 Adjustments to reconcile net income to
  net cash provided by operating activities

  Depreciation, depletion and amortization             53,000     33,000
  Decrease (increase) in receivables                   51,897   (68,879)
  (Decrease) increase in payables                     (7,879)     13,230
                                                      -------    -------
Net cash provided by operating activities          $  355,584    332,539
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.73    28.69     (17%)
Average price per mcf of gas               $    2.65     4.99     (47%)
Oil production in barrels                      5,140    5,200      (1%)
Gas production in mcf                         17,300   26,500     (35%)
Gross oil and gas revenue                  $ 169,272  270,317     (37%)
Net oil and gas revenue                    $  87,305  178,844     (51%)
Partnership distributions                  $ 100,000  125,000     (20%)
Limited partner distributions              $  90,000  112,500     (20%)
Per unit distribution to limited partners  $    6.00     7.50     (20%)
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues decreased to $169,272 from $270,317 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 37%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 17%, or $4.96 per barrel, resulting in a decrease of approximately $25,500 in revenues. Oil sales represented 73% of total oil and gas sales during the quarters ended September 30, 2001 as compared to 53% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 47%, or $2.34 per mcf, resulting in a decrease of approximately $40,500 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $66,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 60 barrels or 1% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $1,700 in revenues.

    Gas production decreased approximately 9,200 mcf or 35% during the same period, resulting in a decrease of approximately $45,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $47,600. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease.

Costs and Expenses

Total costs and expenses increased to $136,486 from $131,876 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 3%. The increase is the result of higher depletion expense and general and administrative expense, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were 10% lower or approximately $9,500 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $100 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $26,000 for the quarter ended September 30, 2001 from $12,000 for the same period in 2000. This represents an increase of 117%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.  General Comparison of the Nine Month Periods Ended September 30, 2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.98    27.32      (9%)
Average price per mcf of gas               $    4.51     4.01       12%
Oil production in barrels                     14,800   16,100      (8%)
Gas production in mcf                         57,600   69,200     (17%)
Gross oil and gas revenue                  $ 629,497  717,174     (12%)
Net oil and gas revenue                    $ 395,032  475,799     (17%)
Partnership distribution                   $ 375,010  310,000       21%
Limited partner distributions              $ 337,509  279,000       21%
Per unit distribution to limited partners  $   22.50    18.60       21%
Number of limited partner units               15,000   15,000

Revenues

The Partnership's oil and gas revenues decreased to $629,497 from $717,174 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 12%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 9%, or $2.34 per barrel, resulting in a decrease of approximately $34,600 in revenues. Oil sales represented 59% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 61% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.50 per mcf, resulting in an increase of approximately $28,800 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $5,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,300 barrels or 8% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $35,500 in revenues.

    Gas production decreased approximately 11,600 mcf or 17% during the same period, resulting in a decrease of approximately $46,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $82,000. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease.

Costs and Expenses

Total costs and expenses increased to $374,201 from $364,979 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 3%. The increase is the result of higher depletion expense, partially offset by a decrease in lease operating costs and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $6,900 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,900 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $53,000 for the nine months ended September 30, 2001 from $33,000 for the same period in 2000. This represents an increase of 61%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $355,600 in the nine months ended September 30, 2001 as compared to approximately $332,500 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $700 in the nine months ended September 30, 2001 as compared to approximately $6,500 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $375,600 in the nine months ended September 30, 2001 as compared to approximately $309,500 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $375,010 of which $337,509 was distributed to the limited partners and $37,501 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $22.50. Total distributions during the nine months ended September 30, 2000 were $310,000 of which $279,000 was distributed to the limited partners and $31,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $18.60.

The source for the 2001 distributions of $375,010 was oil and gas operations of approximately $355,600, partially offset by a change in oil and gas properties of approximately $(700), with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $310,000 was oil and gas operations of approximately
$332,500, and the change in oil and gas properties of approximately $(6,500), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $10,753,740 have been made to the partners. As of September 30, 2001, $9,696,580 or $646.44 per limited partner unit has been distributed to the limited partners, representing a 129% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $132,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001