Form 10-Q
period 2002-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2002-08-14
CIK 808028

16 of 16
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        30,531       52,669
 Receivable from Managing General Partner             96,250       39,957

---------                                    ---------
                                                 Total    current    assets
126,781                                      92,626

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         4,505,788    4,504,731
  Less accumulated depreciation,
                                               depletion  and  amortization
4,093,691                                    4,071,691

---------                                    ---------
                                              Net  oil  and gas  properties
412,097                                      433,040

---------                                    ---------
                                                                          $
538,878                                      525,666

=========                                    =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $         1,232        1,360

---------                                    ---------
Partners' equity:
 General partners                                  (580,690)    (582,024)
 Limited partners                                  1,118,336    1,106,330

---------                                    ---------
                                                Total    partners'   equity
537,646                                      524,306

---------                                    ---------
                                                                          $
538,878                                      525,666

=========                                    =========

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                    ----      ----        ----      ----

  Revenues
  --------
Oil and gas                   $   225,894    225,236    370,273    460,225
Interest                              180      1,451        349      2,509
Miscellaneous settlement            5,087          -      5,087          -
                                  -------    -------    -------    -------
                                  231,161    226,687    375,709    462,734
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         81,937     78,870    148,215    152,497
General and administrative         28,336     29,539     58,154     58,217
Depreciation, depletion and
 amortization                      13,000     16,000     22,000     27,000
                                  -------    -------    -------    -------
                                  123,273    124,409    228,369    237,714
                                  -------    -------    -------    -------
Net income                    $   107,888    102,278    147,340    225,020
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     9,710      9,205     13,261     20,252
                                  =======    =======    =======    =======
 General Partner              $     1,079      1,023      1,473      2,250
                                  =======    =======    =======    =======
 Limited partners             $    97,099     92,050    132,606    202,518
                                  =======    =======    =======    =======
  Per limited partner unit    $     6.47       6.14        8.84     13.50
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                          ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   318,200    487,117
 Cash paid to suppliers                               (210,589)  (225,502)
 Interest received                                          349      2,509
 Miscellaneous settlement                                 5,087          -
                                                       --------   --------
  Net cash provided by operating activities             113,047    264,124
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                               -        100
 Additions to oil and gas properties                    (1,057)    (1,839)
                                                       --------   --------
  Net cash used in investing activities                 (1,057)    (1,739)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (134,128)  (276,622)
                                                       --------   --------

Net decrease in cash and cash equivalents              (22,138)   (14,237)

 Beginning of period                                     52,669     68,661
                                                       --------   --------
 End of period                                      $    30,531     54,424
                                                       ========   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   147,340    225,020

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               22,000     27,000
  (Increase) decrease in receivables                   (52,073)     26,892
  Decrease in payables                                  (4,220)   (14,788)
                                                       --------    -------
Net cash provided by operating activities           $   113,047    264,124
                                                       ========    =======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Oil & Gas Income Fund VII-A, L.P. was organized under the laws of the state of Delaware on January 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   24.20      24.96       (3%)
Average price per mcf of gas             $    3.07       4.43      (31%)
Oil production in barrels                    5,400      5,100         6%
Gas production in mcf                       31,000     17,600        76%
Gross oil and gas revenue                $ 225,894    225,236          -
Net oil and gas revenue                  $ 143,957    146,366       (2%)
Partnership distributions                $  90,000    125,000      (28%)
Limited partner distributions            $  81,000    112,500      (28%)
Per unit distribution to limited
 partners                                $    5.40       7.50      (28%)
Number of limited partner units             15,000     15,000

Revenues

The Partnership's oil and gas revenues increased to $225,894 from $225,236 for the quarters ended June 30, 2002 and 2001, respectively, an increase of less than 1%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 3%, or $.76 per barrel, resulting in a decrease of approximately $4,100 in revenues. Oil sales represented 58% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 62% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 31%, or $1.36 per mcf, resulting in a decrease of approximately $42,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $46,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 300 barrels or 6% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in an increase of approximately $7,500 in revenues.

    Gas production increased approximately 13,400 mcf or 76% during the same period, resulting in an increase of approximately $59,400 in revenues.

    The total increase in revenues due to the change in production is approximately $66,900. The increase in gas production is due to an adjustment of gas balancing for a non-operated lease.

Costs and Expenses

Total costs and expenses decreased to $123,273 from $124,409 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 1%. The decrease is the result of lower depletion expense and general and administrative expense, partially offset by an increase in lease operating costs.

1.  Lease  operating  costs  and  production  taxes  were  4%  higher,   or
    approximately $3,100 more during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,200 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense decreased to $13,000 for the quarter ended June 30, 2002 from $16,000 for the same period in 2001. This represents a decrease of 19%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002      2001     (Decrease)
                                              ----      ----     ----------

Average price per barrel of oil          $   21.61     25.89       (17%)
Average price per mcf of gas             $    2.59      5.36       (52%)
Oil production in barrels                   10,400     9,800          6%
Gas production in mcf                       56,200    38,500         46%
Gross oil and gas revenue                $ 370,273   460,225       (20%)
Net oil and gas revenue                  $ 222,058   307,728       (28%)
Partnership distribution                 $ 134,000   275,010       (51%)
Limited partner distributions            $ 120,600   247,509       (51%)
Per unit distribution to limited
 partners                                $    8.04     16.50       (51%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's oil and gas revenues decreased to $370,273 from $460,225 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 20%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 17%, or $4.28 per barrel, resulting in a decrease of approximately $44,500 in revenues. Oil sales represented 61% of total oil and gas sales during the six months ended June 30, 2002 as compared to 55% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 52%, or $2.77 per mcf, resulting in a decrease of approximately $155,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $200,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 600 barrels or 6% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in an increase of approximately $15,500 in revenues.

    Gas production increased approximately 17,700 mcf or 46% during the same period, resulting in an increase of approximately $94,900 in revenues.

    The total increase in revenues due to the change in production is approximately $110,400. The increase in gas production is due to an adjustment of gas balancing for a non-operated lease.

Costs and Expenses

Total costs and expenses decreased to $228,369 from $237,714 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 4%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $4,300 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $60 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $22,000 for the six months ended June 30, 2002 from $27,000 for the same period in 2001. This represents a decrease of 19%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $113,000 in the six months ended June 30, 2002 as compared to approximately $264,100 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $1,100 in the six months ended June 30, 2002 as compared to approximately $1,700 in the six months ended June 30, 2001. The principle use of the 2002 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $134,100 in the six months ended June 30, 2002 as compared to approximately $276,600 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2002 were $134,000 of which $120,600 was distributed to the limited partners and $13,400 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $8.04. Total distributions during the six months ended June 30, 2001 were $275,010 of which $247,509 was distributed to the limited partners and $27,501 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $16.50.

The sources for the 2002 distributions of $134,000 were oil and gas operations of approximately $113,000, the change in oil and gas properties of approximately $(1,100), with the balance from available cash on hand at the beginning of the period. The source for the 2001 distributions of $275,010 was oil and gas operations of approximately $264,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $10,938,312 have been made to the partners. As of June 30, 2002, $9,862,695 or $657.51 per limited partner unit has been distributed to the limited partners, representing a 132% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $125,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

             (a)   Reports on Form 8-K:

      No reports on Form 8-
             K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002