Form 10-Q
period 2003-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2003-05-15
CIK 808028

1 of 1
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                          Yes   X   No ___

        The total number of pages contained in this report is 20.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the
"Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K Report. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.

                              Balance Sheets




                                  March    December
                                   31,       31,
                                   2003      2002
                                  ------    ------
Assets                           (unaudit
                                   ed)
----------
Current assets:
 Cash and cash equivalents    $  69,390    33,580
  Receivable  from  Managing     158,119   102,607
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          227,509   136,187
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,602,90  4,501,49
                                 8         0
       Less      accumulated
depreciation,
         depletion       and     4,142,96  4,112,69
amortization                     1         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     459,947   388,799
properties
                                 --------  --------
                                 ----      ----
                              $  687,456   524,986
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------
Current     liability      -  $  1,402     1,569
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      326,247   -
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partners                (598,474  (582,113
                                 )         )
 Limited partners                958,281   1,105,53
                                           0
                                 --------  --------
                                 ----      ----
   Total partners' equity        359,807   523,417
                                 --------  --------
                                 ----      ----
                              $  687,456   524,986
                                 =======   =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended
                                      March 31,
                                   2003      2002
                                  -----      -----

Revenues
-------------

Oil and gas                   $  291,381   144,379
Interest                         106       170
                                 --------  --------
                                 ----      ----
                                 291,487   144,549
                                 --------  --------
                                 ----      ----
Expenses
------------

Production                       96,135    66,278
General and administrative       28,854    29,818
Depreciation, depletion  and     12,000    9,000
amortization
Accretion                        6,397     -
                                 --------  --------
                                 ----      ----
                                 143,386   105,096
                                 --------  --------
                                 ----      ----
Net income before cumulative     148,101   39,453
effect

Cumulative effect of  change     (236,711  -
in accounting principle          )
                                 --------  --------
                                 ----      ----
Net income (loss)             $  (88,610)  39,453
                                 =======   =======
 Net income (loss) allocated
to:

 Managing General Partner     $  (8,861)   3,551
                                 =======   =======
 General partner              $  -         394
                                 =======   =======
 Limited partners             $  (79,749)  35,508
                                 =======   =======
  Per limited partner unit    $   (5.32)
                                           2.37
                                 =======   =======

               Southwest Oil & Gas Income Fund VII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2003      2002
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  217,085   130,361
sales
 Cash paid to suppliers               (106,205  (109,195
                                      )         )
 Interest received                    106       170
                                      --------  --------
                                      --        --
   Net cash provided by operating     110,986   21,336
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (9)       (443)
properties
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (75,167)  (44,203)
                                      --------  --------
                                      --        --
Net  increase (decrease) in  cash     35,810    (23,310)
and cash equivalents

 Beginning of period                  33,580    52,669
                                      --------  --------
                                      --        --
 End of period                     $  69,390    29,359
                                      ======    ======

Reconciliation  of   net   income
(loss) to net cash
     provided     by    operating
activities:

Net income (loss)                  $  (88,610)  39,453

Adjustments   to  reconcile   net
income (loss) to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     12,000    9,000
amortization
 Accretion                            6,397     -
  Cumulative effect of change  in     236,711   -
accounting principle
 Increase in receivables              (74,296)  (14,018)
 Increase (decrease) in payables      18,784    (13,099)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  110,986   21,336
activities
                                      ======    ======


Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption              $  83,139    -
        of SFAS No.143
                                      ======    ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2003, and for the three months ended March 31, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $83,139, a long term liability of approximately $319,850 and a charge of approximately $236,711 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $326,247, and the increase in the balance from January 1, 2003 of $6,397 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income and related income per limited partner unit amounts would have been $33,568 and $2.24, respectively.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the three months ended March 31, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of March 31, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are on an annual basis prepared by outside consultants. Quarterly reserve estimates are
prepared  by  the  Managing  General  Partner's  internal  staff   of
engineers.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2003 and 2002

The   following   table   provides  certain   information   regarding
performance factors for the quarters ended March 31, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    31.15               66%
barrel of oil                         18.80
Average  price per  mcf  $     6.09               205%
of gas                                2.00
Oil    production    in     4,600     5,000       (8%)
barrels
Gas production in mcf       24,300    25,200      (4%)
Gross   oil   and   gas  $  291,381   144,379     102%
revenue
Net oil and gas revenue  $  195,246   78,101      150%
Partnership              $  75,000    44,000      70%
distributions
Limited         partner  $  67,500    39,600      70%
distributions
Per  unit  distribution
to limited
 partners                $     4.50               70%
                                      2.64
Number    of    limited     15,000    15,000
partner units

Revenues

The Partnership's oil and gas revenues increased to $291,381 from $144,379 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 102%. The principal factors affecting the comparison of the quarters ended March 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 by 66%, or $12.35 per barrel, resulting in an increase of approximately $56,800 in revenues. Oil sales represented 49% of total oil and gas sales during the quarter ended March 31, 2003 as compared to 65% during the quarter ended March 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 205%, or $4.09 per mcf, resulting in an increase of approximately $99,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $156,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 8% during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, resulting in a decrease of approximately $7,500 in revenues.

    Gas production decreased approximately 900 mcf or 4% during the same period, resulting in a decrease of approximately $1,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $9,300.

Costs and Expenses

Total costs and expenses increased to $143,386 from $105,096 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 36%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 45% higher, or approximately $29,900 more during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The increase in lease operating expense is due to several wells on which repairs and maintenance were performed also an increase in production taxes due to an increase in gross revenues received during the quarter ended March 31, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,000 during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

3. Depletion expense increased to $12,000 for the quarter ended March 31, 2003 from $9,000 for the same period in 2002. This represents an increase of 33%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate if the units of production method were applied to 2002 would have increased 2002 depletion expense by $3,000 and decreased 2002 net income by $3,000. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2003 was $1.38 applied to 8,650 BOE as compared to $1.31 applied to 9,200 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002.
The  new  standard requires the Partnership to recognize a  liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $83,139, a long term liability of approximately $319,850 and a charge of approximately $236,711 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $326,247, and the increase in the balance from January 1, 2003 of $6,397 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income and related income per limited partner unit amounts would have been $33,568 and $2.24, respectively.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change.

Cash flows provided by operating activities were approximately $111,000 in the quarter ended March 31, 2003 as compared to approximately $21,300 in the quarter ended March 31, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were $9 in the quarter ended March 31, 2003 as compared to $443 in the quarter ended March 31, 2002. The principle use of the 2003 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $75,200 in the quarter ended March 31, 2003 as compared to approximately $44,200 in the quarter ended March 31, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2003 were $75,000 of which $67,500 was distributed to the limited partners and $7,500 to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $4.50. Total distributions during the quarter ended March 31, 2002 were $44,000 of which $39,600 was distributed to the limited partners and $4,400 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2002 was $2.64.

The sources for the 2003 distributions of $75,000 were oil and gas operations of approximately $111,000 resulting in excess cash for contingencies or subsequent distributions to partners. The sources for the 2002 distributions of $44,000 were oil and gas operations of approximately $21,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $11,140,781 have been made to the partners. As of March 31, 2003, $10,044,917 or $669.66 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 34% return on capital contributed.

As of March 31, 2003, the Partnership had approximately $226,100 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their properties, the producing reserves continue to deplete causing cash flow to steadily decline.

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

Recent Accounting Pronouncements

The   FASB  has  issued  Statement  No.  143  "Accounting  for  Asset
Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement has been adopted by the Partnership effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 has been reported as a cumulative effect of a change in accounting principle.

In  April  2004,  the  FASB issued Statement of Financial  Accounting
Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, should be applied in accordance with their respective effective dates and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnership.

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



Date:  May 15, 2003

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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 15, 2003



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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
     (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 15, 2003



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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VII-A, L.P.