Form 10-Q
period 2003-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2003-11-12
CIK 808028

19 of 24
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization             Identification No.)


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

                            Yes      No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No   X

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3) to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 5 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets


                                 June 30,  December
                                             31,
                                   2003      2002
                                  ------    ------
Assets                           (unaudit
                                   ed)
----------
Current assets:
 Cash and cash equivalents    $  112,176   33,580
  Receivable  from  Managing     74,775    102,607
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          186,951   136,187
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,562,55  4,501,49
                                 7         0
       Less      accumulated
depreciation,
         depletion       and     4,120,77  4,120,69
amortization                     2         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     441,785   380,799
properties
                                 --------  --------
                                 ----      ----
                              $  628,736   516,986
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------
Current     liability      -  $  1,503     1,569
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      170,614   -
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partner                 (588,793  (582,913
                                 )         )
 Limited partners                1,045,41  1,098,33
                                 2         0
                                 --------  --------
                                 ----      ----
   Total partners' equity        456,619   515,417
                                 --------  --------
                                 ----      ----
                              $  628,736   516,986
                                 =======   =======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2003      2002      2003      2002
                                              (Restate            (Restate
                                                 d)                  d)
                                      ----      ----      ----      ----
Revenues
-------------
Oil and gas                      $  210,782   225,894   502,164   370,273
Interest                            264       180       343       349
Miscellaneous settlement            -         5,087     27        5,087
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    211,046   231,161   502,534   375,709
                                    --------  --------  --------  --------
                                    --        --        --        --
Expenses
-------------
Production                          86,044    81,937    182,179   148,215
General and administrative          37,588    28,336    66,442    58,154
Depreciation,   depletion    and    9,000     13,000    21,000    25,000
amortization
Accretion  of  asset  retirement    3,281     -         6,562     -
obligation
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    135,913   123,273   276,183   231,369
                                    --------  --------  --------  --------
                                    --        --        --        --
Net   income  before  cumulative    75,133    107,888   226,351   144,340
effects

Cumulative effect of  change  in
accounting
  principle - SFAS No. 143 - See    -         -         (90,149)  -
Note 3
Cumulative effect of  change  in
accounting principle
  - change in depletion method -    -         -         -         (5,000)
See Note 4
                                    --------  --------  --------  --------
                                    --        --        --        --
Net income                       $  75,133    107,888   136,202   139,340
                                    ======    ======    ======    ======
Net income allocated to:
 Managing General Partner        $  7,513     9,710     13,620    12,541
                                    ======    ======    ======    ======
 General Partner                 $  -         1,079     -         1,393
                                    ======    ======    ======    ======
 Limited partners                $  67,620    97,099    122,582   125,406
                                    ======    ======    ======    ======
    Per   limited  partner  unit $    4.51
before cumulative effect                      6.47      13.58     8.66
  Cumulative effects per limited         -         -    (5.41)
partner unit                                                      (.30)
                                    --------  --------  --------  --------
                                    --        --        --        --
  Per limited partner unit       $    4.51
                                              6.47      8.17      8.36
                                    ======    ======    ======    ======
Pro   forma   amounts   assuming
change are applied
 retroactively (See Note 3):
  Net  income before  cumulative $  -         104,870   -         138,303
effect
                                    ======    ======    ======    ======
    Per   limited  partner  unit $  -           6.29    -           8.30
(15,000.0)
                                    ======    ======    ======    ======
 Net income                      $  -         104,870   -         133,303
                                    ======    ======    ======    ======
    Per   limited  partner  unit $  -           6.29    -           8.00
(15,000.0)
                                    ======    ======    ======    ======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                                (Restate
                                                   d)
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  485,630   318,200
sales
 Cash paid to suppliers               (204,255  (210,589
                                      )         )
 Interest received                    343       349
 Miscellaneous settlement             27        5,087
                                      --------  --------
                                      --        --
   Net cash provided by operating     281,745   113,047
activities
                                      --------  --------
                                      --        --
Cash    flows   from    investing
activities:

 Sale of oil and gas properties       38        -
   Additions  to  oil   and   gas     (8,121)   (1,057)
properties
                                      --------  --------
                                      --        --
   Net  cash  used  in  investing     (8,083)   (1,057)
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:
 Distributions to partners            (195,066  (134,128
                                      )         )
                                      --------  --------
                                      --        --
Net  increase (decrease) in  cash     78,596    (22,138)
and cash equivalents

Beginning of period                   33,580    52,669
                                      --------  --------
                                      --        --
End of period                      $  112,176   30,531
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  136,202   139,340

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     21,000    25,000
amortization
  Accretion  of asset  retirement     6,562     -
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            90,149    -
  Cumulative effect of change  in
accounting
  principle - change in depletion     -         5,000
method
     (Increase)    decrease    in     (16,534)  (52,073)
receivables
 Decrease in payables                 44,366    (4,220)
                                      --------  --------
                                      --        ---
Net  cash  provided by  operating  $  281,745   113,047
activities
                                      ======    ======
Noncash  investing and  financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  73,903    -
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

                              Limited   General
                              Partners  Partners
                              --------  --------
Interest  income on  capital  100%      -
contributions
Oil and gas sales             90%       10%
All other revenues            90%       10%
Organization  and   offering  100%      -
costs (1)
Amortization of organization  100%      -
costs
Property acquisition costs    100%      -
Gain/loss    on     property  90%       10%
dispositions
Operating and administrative  90%       10%
costs (2)
Depreciation, depletion  and
amortization
 of oil and gas properties    90%       10%
All other costs               90%       10%

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 10, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $73,903, a long term liability of approximately $164,052 and a loss of approximately $90,149 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $170,614, and the increase in the balance from January 1, 2003 of $6,562 is due to accretion expense. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $5,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended June 30, 2002. The effect of the change on the six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $3,000 ($.18 per limited partner unit) and net income by $8,000 ($.48 per limited partner unit).

5.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $8,000 from $388,799 to $380,799 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                                  Three Months Ended       Six Months Ended
                                         (1)
                                            Previous              Previously
                                               ly
                                            Reported     Restated  Reported
         Depreciation,
         depletion and
          amortization                      $13,000      25,000    22,000
         Income before                      107,888      144,340   147,340
         cumulative effect
       Cumulative effect of
         change in
          accounting principle              -            (5,000)   -
         Net income                         107,888      139,340   147,340
         Net income allocated
         to:
         Managing General                   9,710        12,541    13,261
         Partner
         General partner                    1,079        1,393     1,473
         Limited partners                   97,099       125,406   132,606
          Income per limited
         partner
            unit before                                                8.84
         cumulative effect                  6.47         8.66
          Cumulative effect
         per limited
            partner unit                         -                     -
                                                         (.30)
          Net income  per
         limited
            partner unit                                               8.84
                                            6.47         8.36

(1) There was no effect due to the change in depletion method on the quarter ended June 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   28.08              16%
oil                                        24.20
Average price per mcf of gas  $    4.60              50%
                                           3.07
Oil production in barrels        4,200     5,400     (22%)
Gas production in mcf            20,200    31,000    (35%)
Gross oil and gas revenue     $  210,782   225,894   (7%)
Net oil and gas revenue       $  124,738   143,957   (13%)
Partnership distributions     $  120,000   90,000    33%
Limited              partner  $  108,000   81,000    33%
distributions
Per  unit  distribution   to
limited
 partners                     $    7.20              33%
                                           5.40
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues decreased to $210,782 from $225,894 for the quarters ended June 30, 2003 and 2002, respectively, a decrease of 7%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 16%, or $3.88 per barrel, resulting in an increase of approximately $16,300 in revenues. Oil sales represented 56% of total oil and gas sales during the quarter ended June 30, 2003 as compared to 58% during the quarter ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 50%, or $1.53 per mcf, resulting in an increase of approximately $30,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $47,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 22% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in a decrease of approximately $29,000 in revenues.

    Gas production decreased approximately 10,800 mcf or 35% during the same period, resulting in a decrease of approximately $33,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $62,200. The decrease in oil production is primarily due to several small wells experiencing a sharp natural decline. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease and a fairness letter in relation to a farm-out agreement. The Partnership per its agreement does not engage in drilling activities, the development of proved reserves is conducted pursuant to farm-out agreements with the Managing General Partner or unrelated third parties. The carried interest decreased causing an offset in production during the quarter ended June 30, 2003.

Costs and Expenses

Total costs and expenses increased to $135,913 from $123,273 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 10%. The increase is the result of higher general and administrative expense, lease operating costs and accretion expense, partially offset by a decrease in depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $4,100 more during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

2. General and administrative costs consist of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 33% or approximately $9,300 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees and legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense decreased to $9,000 for the quarter ended June 30, 2003 from $13,000 for the same period in 2002. This represents a decrease of 31%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect during the quarter ended June 30, 2002. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2003, which was $1.19 applied to 7,567 BOE as compared to $1.23 applied to 10,567 BOE for the same period.

B.   General  Comparison of the Six Month Periods Ended June 30,  2003  and
2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    29.68     21.61   37%
oil
Average price per mcf of gas  $     5.41      2.59   109%
Oil production in barrels        8,800     10,400    (15%)
Gas production in mcf            44,500    56,200    (21%)
Gross oil and gas revenue     $  502,164   370,273   36%
Net oil and gas revenue       $  319,985   222,058   44%
Partnership distribution      $  195,000   134,000   46%
Limited              partner  $  175,500   120,600   46%
distributions
Per  unit  distribution   to
limited
 partners                     $    11.70             46%
                                           8.04
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $502,164 from $370,273 for the six months ended June 30, 2003 and 2002, respectively, an increase of 36%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 37%, or $8.07 per barrel, resulting in an increase of approximately $71,000 in revenues. Oil sales represented 52% of total oil and gas sales during the six months ended June 30, 2003 as compared to 61% during the six months ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 109%, or $2.82 per mcf, resulting in an increase of approximately $125,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $196,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,600 barrels or 15% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in a decrease of approximately $34,600 in revenues.

    Gas production decreased approximately 11,700 mcf or 21% during the same period, resulting in a decrease of approximately $30,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $64,900. The decrease in oil production is primarily due to several small wells experiencing a sharp natural decline. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease and a fairness letter in relation to a farm-out agreement. The Partnership per its agreement does not engage in drilling activities, the development of proved reserves is conducted pursuant to farm-out agreements with the Managing General Partner or unrelated third parties. The carried interest decreased causing an offset in production during the six months ended June 30, 2003.

Costs and Expenses

Total costs and expenses increased to $276,183 from $231,369 for the six months ended June 30, 2003 and 2002, respectively, an increase of 19%. The increase is the result of higher lease operating costs, general and administrative expense and accretion expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 23% higher, or approximately $34,000 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in lease operating expense is due to several wells on which repairs and maintenance were performed and an increase in production taxes due to an increase in gross revenues received during the six months ended June 30, 2003.

2. General and administrative costs consist of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 14% or approximately $8,300 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees and legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense decreased to $21,000 for the six months ended June 30, 2003 from $25,000 for the same period in 2002. This represents a decrease of 16%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $3,000 and decrease net income for the six months ended June 30, 2002 by $8,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2003, which was $1.29 applied to 16,217 BOE as compared to $1.26 applied to 19,767 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $73,903, a long term liability of approximately $164,052 and a loss of approximately $90,149 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $170,614, and the increase in the balance from January 1, 2003 of $6,562 is due to accretion expense. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $281,700 in the six months ended June 30, 2003 as compared to approximately $113,000 in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $8,100 in the six months ended June 30, 2003 as compared to approximately $1,100 in the six months ended June 30, 2002. The principle use of the 2003 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $195,100 in the six months ended June 30, 2003 as compared to approximately $134,100 in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $195,000 of which $175,500 was distributed to the limited partners and $19,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2003 was $11.70. Total distributions during the six months ended June 30, 2002 were $134,000 of which $120,600 was distributed to the limited partners and $13,400 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $8.04.

The  source  for  the  2003  distributions of  $195,000  was  oil  and  gas operations  of  approximately  $281,700 and  the  change  in  oil  and  gas properties of approximately $(8,100), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions of $134,000 were oil and gas operations of approximately $113,000, the change in oil and gas properties of approximately $(1,100), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $11,260,781 have been made to the partners. As of June 30, 2003, $10,152,917 or $676.86 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 35% return on capital contributed.

As of June 30, 2003, the Partnership had approximately $185,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer Pursuant to
18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

          (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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

                              SOUTHWEST OIL & GAS
                              INCOME FUND VII-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer

Date: November 12, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund VII-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund VII-A. L.P.,

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, Limited Partnership (the "Company") on Form 10-Qfor the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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