Form 10-Q
period 2004-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2004-05-24
CIK 808028

1 of 22
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the
"Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets



                                  March    December
                                   31,       31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  49,725    72,631
  Receivable  from  Managing     131,281   90,640
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          181,006   163,271
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,571,23  4,570,47
                                 9         7
       Less      accumulated
depreciation,
         depletion       and     4,144,77  4,137,77
amortization                     2         2
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     426,467   432,705
properties
                                 --------  --------
                                 ----      ----
                              $  607,473   595,976
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  2,537     1,704
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      181,531   177,971
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partner                 (592,114  (592,824
                                 )         )
 Limited partners                1,015,51  1,009,12
                                 9         5
                                 --------  --------
                                 ----      ----
   Total partners' equity        423,405   416,301
                                 --------  --------
                                 ----      ----
                              $  607,473   595,976
                                 =======   =======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended
                                        March 31,
                                     2004      2003
                                    -----      -----
Revenues
-------------
Oil and gas                     $  276,385   291,381
Interest                           158       106
Other                              250       -
                                   --------  --------
                                   ----      ----
                                   276,793   291,487
                                   --------  --------
                                   ----      ----
Expenses
------------
Production                         88,049    96,135
General and administrative         31,081    28,854
Depreciation,  depletion   and     7,000     12,000
amortization
Accretion  of asset retirement     3,559     3,281
obligation
                                   --------  --------
                                   ----      ----
                                   129,689   140,270
                                   --------  --------
                                   ----      ----
Net  income  before cumulative     147,104   151,217
effect

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         (90,149)
See Note 3
                                   --------  --------
                                   ----      ----
Net income                      $  147,104   61,068
                                   =======   =======
Net income allocated to:
 Managing General Partner       $  14,710    6,107
                                   =======   =======
 Limited partners               $  132,394   54,961
                                   =======   =======
   Per  limited  partner  unit  $     8.83
before cumulative effect                     9.07
     Cumulative   effect   per           -
limited partner unit                         (5.41)
                                   --------  --------
                                   ----      ----
  Per limited partner unit      $     8.83
                                             3.66
                                   =======   =======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2004      2003
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  240,070   217,085
sales
 Cash paid to suppliers               (123,455  (106,205
                                      )         )
 Interest received                    158       106
 Other                                250       -
                                      --------  --------
                                      --        --
   Net cash provided by operating     117,023   110,986
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (762)     (9)
properties
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (139,167  (75,167)
                                      )
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (22,906)  35,810
and cash equivalents

 Beginning of period                  72,631    33,580
                                      --------  --------
                                      --        --
 End of period                     $  49,725    69,390
                                      ======    ======

Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  147,104   61,068

Adjustments   to  reconcile   net
income to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     7,000     12,000
amortization
  Accretion  of asset  retirement     3,559     3,281
obligation
  Cumulative effect of change  in     -         90,149
accounting
  principle - SFAS No. 143
 Increase in receivables              (36,315)  (74,296)
  (Decrease) increase in payables     (4,325)   18,784
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  117,023   110,986
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  -         73,903
                                      ======    ======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund VII-A, L.P. was organized under the laws of the state of Delaware on January 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an
     earlier date as provided for in the Partnership Agreement.   The
     Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General. Revenues, costs and expenses are allocated as follows:
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No.
143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $73,903, a long term liability of approximately $164,052 and a loss of approximately $90,149 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $181,531. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $3,559.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

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

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-
production  method.   The  newly  adopted  accounting  principle   is
preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent
periods.   Additionally,  the  units-of-production  method   is   the
predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-
production  method.   The  newly  adopted  accounting  principle   is
preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent
periods.   Additionally,  the  units-of-production  method   is   the
predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The   following   table   provides  certain   information   regarding
performance factors for the quarters ended March 31, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    32.71                5%
barrel of oil                         31.15
Average  price per  mcf  $     5.92               (3%)
of gas                                6.09
Oil    production    in     4,480     4,600       (3%)
barrels
Gas production in mcf       21,930    24,300     (10%)
Oil and gas revenue      $  276,385   291,381     (5%)
Production expense       $  88,049    96,135      (8%)
Partnership              $  140,000   75,000      87%
distributions
Limited         partner  $  126,000   67,500      87%
distributions
Per  unit  distribution
to limited
 partners                $     8.40               87%
                                      4.50

Number    of    limited     15,000    15,000
partner units

Revenues

The Partnership's oil and gas revenues decreased to $276,385 from $291,381 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 5%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by 5%, or $1.56 per barrel, resulting in an increase of approximately $7,000 in revenues. Oil sales represented 53% of total oil and gas sales during the quarter ended March 31, 2004 as compared to 49% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.17 per mcf, resulting in a decrease of approximately $3,700 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $3,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 120 barrels or 3% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in a decrease of approximately $3,700 in revenues.

    Gas production decreased approximately 2,370 mcf or 10% during the same period, resulting in a decrease of approximately $14,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $18,100. The decrease in gas volumes is the result of a lower net revenue interest on a lease offset by larger volumes from new wells drilled on that lease through a farm-out arrangement.

Costs and Expenses

Total costs and expenses decreased to $129,689 from $140,270 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 8%. The decrease is a direct result of decrease in depletion and lease operating costs, partially offset by an increase in accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties and general and administrative expense.

1. Lease operating costs and production taxes were 8% lower, or approximately $8,100 less during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $2,200 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

3. Depletion expense decreased to $7,000 for the quarter ended March 31, 2004 from $12,000 for the same period in 2003. This represents a decrease of 42%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2004, which was $.86 applied to 8,135 BOE as compared to $1.39 applied to 8,650 BOE for the same period in 2003.

Cumulative effect of change in accounting principle - SFAS No. 143
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002.
The  new  standard requires the Partnership to recognize a  liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $73,903, a long term liability of approximately $164,052 and a loss of approximately $90,149 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $181,531. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $3,559.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change.

Cash flows provided by operating activities were approximately $117,000 in the quarter ended March 31, 2004 as compared to approximately $111,000 in the quarter ended March 31, 2003.

Cash flows used in investing activities were $800 in the quarter ended March 31, 2004 as compared to $9 in the quarter ended March 31, 2003. The principle use of the 2004 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $139,200 in the quarter ended March 31, 2004 as compared to approximately
$75,200 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $140,000 of which $126,000 was distributed to the limited partners and $14,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2004 was $8.40. Total distributions during the quarter ended March 31, 2003 were $75,000 of which $67,500 was distributed to the limited partners and $7,500 to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $4.50.

The sources for the 2004 distributions of $140,000 were oil and gas operations of approximately $117,000, with the balance from available cash on hand at the beginning of the period. The sources for the 2003 distributions of $75,000 were oil and gas operations of approximately $111,000 resulting in excess cash for contingencies or subsequent distributions to partners.

Cumulative cash distributions of $11,641,663 have been made to the general and limited partners. As of March 31, 2004, $10,495,711 or $699.71 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 40% return on capital contributed.

As of March 31, 2004, the Partnership had approximately $178,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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

                                   SOUTHWEST OIL & GAS
                                   INCOME FUND VII-A, L.P.
                                   a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ----------------------------------
---
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 14, 2004

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

Date:  May 14, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                     Chairman,  President  and  Chief
Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund
VII-A, L.P.

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

Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund
VII-A, L.P.

                CERTIFICATION PURSUANT TOExhibit 32.1
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the quarterly Report of Southwest Oil & Gas Income Fund VII-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




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

                CERTIFICATION PURSUANT TOExhibit 32.2
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the quarterly Report of Southwest Oil & Gas Income Fund VII-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VII-A, L.P.