Form 10-Q
period 2004-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2004-08-13
CIK 808028

1 of 1
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets


                                 June 30,  December
                                             31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  59,091    72,631
  Receivable  from  Managing     134,345   90,640
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          193,436   163,271
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,576,30  4,570,47
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     4,151,77  4,137,77
amortization                     2         2
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     424,535   432,705
properties
                                 --------  --------
                                 ----      ----
                              $  617,971   595,976
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  2,667     1,704
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      185,090   177,971
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partner                 (591,433  (592,824
                                 )         )
 Limited partners                1,021,64  1,009,12
                                 7         5
                                 --------  --------
                                 ----      ----
   Total partners' equity        430,214   416,301
                                 --------  --------
                                 ----      ----
                              $  617,971   595,976
                                 =======   =======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                     2004       2003      2004      2003
                                      ----      ----      ----      ----
Revenues
-------------
Oil and gas                      $  264,993   210,782   541,378   502,164
Interest                            164       264       323       343
Other                               -         -         250       27
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    265,157   211,046   541,951   502,534
                                    --------  --------  --------  --------
                                    --        --        --        --
Expenses
-------------
Production                          95,148    86,044    183,197   182,179
General and administrative          32,641    37,588    63,722    66,442
Depreciation,   depletion    and    7,000     9,000     14,000    21,000
amortization
Accretion  of  asset  retirement    3,559     3,281     7,119     6,562
obligation
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    138,348   135,913   268,038   276,183
                                    --------  --------  --------  --------
                                    --        --        --        --
Net   income  before  cumulative    126,809   75,133    273,913   226,351
effect

Cumulative effect of  change  in
accounting
  principle - SFAS No. 143 - See    -         -         -         (90,149)
Note 3
                                    --------  --------  --------  --------
                                    --        --        --        --
Net income                       $  126,809   75,133    273,913   136,202
                                    ======    ======    ======    ======
Net income allocated to:
 Managing General Partner        $  12,681    7,513     27,391    13,620
                                    ======    ======    ======    ======
 Limited partners                $  114,128   67,620    246,522   122,582
                                    ======    ======    ======    ======
    Per   limited  partner  unit $    7.61
before cumulative effect                      4.51      16.43     13.58
   Cumulative effect per limited         -         -         -    (5.41)
partner unit
                                    --------  --------  --------  --------
                                    --        --        --        --
  Per limited partner unit       $    7.61
                                              4.51      16.43     8.17
                                    ======    ======    ======    ======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2004      2003
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  493,607   485,630
sales
 Cash paid to suppliers               (242,853  (204,255
                                      )         )
 Interest received                    323       343
 Other                                250       27
                                      --------  --------
                                      --        --
   Net cash provided by operating     251,327   281,745
activities
                                      --------  --------
                                      --        --
Cash    flows   from    investing
activities:

 Sale of oil and gas properties       -         38
   Additions  to  oil   and   gas     (5,830)   (8,121)
properties
                                      --------  --------
                                      --        --
   Net  cash  used  in  investing     (5,830)   (8,083)
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:
 Distributions to partners            (259,037  (195,066
                                      )         )
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (13,540)  78,596
and cash equivalents

Beginning of period                   72,631    33,580
                                      --------  --------
                                      --        --
End of period                      $  59091     112,176
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  273,913   136,202

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     14,000    21,000
amortization
  Accretion  of asset  retirement     7,119     6,562
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         90,149
 Increase in receivables              (47,771)  (16,534)
 Increase in payables                 4,066     44,366
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  251,327   281,745
activities
                                      ======    ======
Noncash  investing and  financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  -         73,903
                                      ======    ======

               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund VII-A, L.P. was organized under the laws of the state of Delaware on January 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly-owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2004, and for the three and six months ended June 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $73,903, a long term liability of approximately $164,052 and a loss of approximately $90,149 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2004, the asset retirement obligation was $185,090. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $7,119.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Change in Control of Managing General Partner
     On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended June 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   35.19              25%
oil                                        28.08
Average price per mcf of gas  $    5.67              23%
                                           4.60
Oil production in barrels        4,610     4,200     10%
Gas production in mcf            18,140    20,200    (10%)
Oil and gas revenue           $  264,993   210,782   26%
Production expense            $  95,148    86,044    11%
Partnership distributions     $  120,000   120,000   -
Limited              partner  $  108,000   108,000   -
distributions
Per  unit  distribution   to
limited
 partners                     $    7.20              -
                                           7.20
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $264,993 from $210,782 for the quarters ended June 30, 2004 and 2003, respectively, an increase of 26%. The principal factors affecting the comparison of the quarters ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 by 25%, or $7.11 per barrel, resulting in an increase of approximately $32,800 in revenues. Oil sales represented 61% of total oil and gas sales during the quarter ended June 30, 2004 as compared to 56% during the quarter ended June 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 23%, or $1.07 per mcf, resulting in an increase of approximately $19,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $52,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 410 barrels or 10% during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, resulting in an increase of approximately $11,500 in revenues.

    Gas production decreased approximately 2,060 mcf or 10% during the same period, resulting in a decrease of approximately $9,500 in revenues.

    The net total increase in revenues due to the change in production is approximately $2,000.

Costs and Expenses

Total costs and expenses increased to $138,348 from $135,913 for the quarters ended June 30, 2004 and 2003, respectively, an increase of 2%. The increase is the result of higher lease operating costs and accretion expense, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 11% higher, or approximately $9,100 more during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The higher lease operating costs are due to well repair work performed on a well.

2. General and administrative costs consist of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $4,900 during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense decreased to $7,000 for the quarter ended June 30, 2004 from $9,000 for the same period in 2003. This represents a decrease of 22%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2004, which was $.92 applied to 7,633 BOE as compared to $1.19 applied to 7,567 BOE for the same period in 2003.

4.  Accretion  expense increased to $3,559 for the quarter ended  June  30,
    2004  from  $3,281  for the same period in 2003.   This  represents  an
    increase of 8%.

B.   General  Comparison of the Six Month Periods Ended June 30,  2004  and
2003

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2004 and 2003:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    33.96             14%
oil                                        29.68
Average price per mcf of gas  $     5.81             7%
                                           5.41
Oil production in barrels        9,090     8,800     3%
Gas production in mcf            40,070    44,500    (10%)
Oil and gas revenue           $  541,378   502,164   8%
Production expense            $  183,197   182,179   1%
Partnership distribution      $  260,000   195,000   33%
Limited              partner  $  234,000   175,500   33%
distributions
Per  unit  distribution   to
limited
 partners                     $    15.60             33%
                                           11.70
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $541,378 from $502,164 for the six months ended June 30, 2004 and 2003, respectively, an increase of 8%. The principal factors affecting the comparison of the six months ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by 14%, or $4.28 per barrel, resulting in an increase of approximately $38,900 in revenues. Oil sales represented 57% of total oil and gas sales during the six months ended June 30, 2004 as compared to 52% during the six months ended June 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.40 per mcf, resulting in an increase of approximately $16,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $54,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 290 barrels or 3% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, resulting in an increase of approximately $8,600 in revenues.

    Gas production decreased approximately 4,430 mcf or 10% during the same period, resulting in a decrease of approximately $24,000 in revenues.

    The net total decrease in revenues due to the change in production is approximately $15,400. The decrease in gas volumes is the result of a lower net revenue interest on a lease offset by larger volumes from a new well drilled on that lease through a farm-out arrangement.

Costs and Expenses

Total costs and expenses decreased to $268,038 from $276,183 for the six months ended June 30, 2004 and 2003, respectively, a decrease of 3%. The decrease is the result of lower depletion expense and general and administrative expense, partially offset by an increase in lease operating expense and accretion expense.

1.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $1,000 more during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

2. General and administrative costs consist of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $2,700 during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense decreased to $14,000 for the six months ended June 30, 2004 from $21,000 for the same period in 2003. This represents a decrease of 33%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2004, which was $.89 applied to 15,768 BOE as compared to $1.29 applied to 16,217 BOE for the same period in 2003.

4.  Accretion expense increased to $7,119 for the six months ended June 30,
    2004  from  $6,562  for the same period in 2003.   This  represents  an
    increase of 8%.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $251,300 in the six months ended June 30, 2004 as compared to approximately $281,700 in the six months ended June 30, 2003.

Cash flows used in investing activities were approximately $5,800 in the six months ended June 30, 2004 as compared to approximately $8,100 in the six months ended June 30, 2003. The principle use of the 2004 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $259,000 in the six months ended June 30, 2004 as compared to approximately $195,100 in the six months ended June 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2004 were $260,000 of which $234,000 was distributed to the limited partners and $26,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2004 was $15.60. Total distributions during the six months ended June 30, 2003 were $195,000 of which $175,500 was distributed to the limited partners and $19,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2003 was $11.70.

The  sources  for  the  2004 distributions of $260,000  were  oil  and  gas operations of approximately $251,300, less the change in oil and gas properties of approximately $(5,800), with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $195,000 was oil and gas operations of approximately
$281,700 less the change in oil and gas properties of approximately $(8,100), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $11,761,663 have been made to the partners. As of June 30, 2004, $10,603,711 or $706.91 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 41% return on capital contributed.

As of June 30, 2004, the Partnership had approximately $190,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Managing General Partner

On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing.

Recent Accounting Pronouncements

The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The staff of the FASB has issued a proposed position clarifying that SFAS No. 142 does not supersede the balance sheet classification and disclosure for drilling and mineral rights of oil and gas producing entities within the scope of FASB No. 19. If SFAS No. 142 is determined to apply to oil and gas companies, the Partnership may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the six months ended June 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

          (b) Reports on Form 8-K:

                  The Partnership filed an 8-K on June 3, 2004 under Item 1
              "Changes in Control of Registrant" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

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

                              SOUTHWEST OIL & GAS
                              INCOME FUND VII-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By: /s/ Mel G. Riggs
                                Mel G. Riggs
                                Vice President and Chief Financial Officer


Date:  August 12, 2004

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, L. Paul Latham, certify that:

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Mel G. Riggs, certify that:

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  August 12, 2004




L. Paul Latham
L. Paul Latham
President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VII-A, L.P.

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: August 12, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VII-A, L.P.