Form 10-Q
period 2004-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2004-11-15
CIK 808028

1 of 1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                  (Address of principal executive offices)


                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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

         The total number of pages contained in this report is 23.


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


                Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets


                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  79,971    72,631
  Receivable  from  Managing     128,273   90,640
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          208,244   163,271
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,576,98  4,570,47
                                 3         7
       Less      accumulated
depreciation,
         depletion       and     4,158,36  4,137,77
amortization                     8         2
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     418,615   432,705
properties
                                 --------  --------
                                 ----      ----
                              $  626,859   595,976
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  3,459     1,704
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      188,379   177,971
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partner                 (590,952  (592,824
                                 )         )
 Limited partners                1,025,97  1,009,12
                                 3         5
                                 --------  --------
                                 ----      ----
   Total partners' equity        435,021   416,301
                                 --------  --------
                                 ----      ----
                              $  626,859   595,976
                                 =======   =======


                Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                    2004      2003       2004      2003
                                    ----      ----       ----      ----
Revenues
------------
Oil and Gas                    $ 279,299    227,307    820,677   729,471
Interest                         159        200        482       543
Other                            -          -          250       27
                                 ---------  ---------  --------  --------
                                 -          -          --        --
                                 279,458    227,507    821,409   730,041
                                 ---------  ---------  --------  --------
                                 -          -          --        --
Expenses
-------------
Production                       83,125     80,717     266,321   262,896
General and administrative       31,376     30,918     95,099    97,361
Accretion of asset retirement    3,554      3,296      10,673    9,858
obligation
Depreciation, depletion and      6,596      10,000     20,596    31,000
amortization
                                 ---------  ---------  --------  --------
                                 -          -          --        --
                                 124,651    124,931    392,689   401,115
                                 ---------  ---------  --------  --------
                                 -          -          --        --
Net income before cumulative     154,807    102,576    428,720   328,926
effects

Cumulative effect of change
in accounting
 principle - SFAS No. 143 -      -          -          -         (90,149)
See Note 3
                                 ---------  ---------  --------  --------
                                 -          -          --        --
Net income                     $ 154,807    102,576    428,720   238,777
                                 ======     ======     ======    ======

Net income allocated to:

Managing General Partner       $ 15,481     10,258     42,872    23,878
                                 ======     ======     ======    ======
Limited Partners               $ 139,326    92,318     385,848   214,899
                                 ======     ======     ======    ======
 Per limited partner unit      $    9.29      6.15     25.72
before cumulative effect                                         19.74
 Cumulative effects per                -         -         -     (5.41)
limited partner unit
                                 ---------  ---------  --------  --------
                                 -          -          --        --
 Per limited partner unit      $    9.29      6.15     25.72
                                                                 14.33
                                 ======     ======     ======    ======

                Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                       Nine Months Ended
                                         September 30,
                                        2004       2003
                                        -----      -----
Cash flows from operating
activities
 Cash received from oil and gas    $  774,598    701,890
sales
 Cash paid to suppliers               (352,974)  (329,419)
 Interest received                    482        543
 Miscellaneous settlement             250        27
                                      ---------  ---------
                                      -          -
  Net cash provided by operating      422,356    373,041
activities
                                      ---------  ---------
                                      -          -
Cash flows from investing
activities
 Sale of oil and gas property         -          38
 Additions to oil and gas             (6,771)    (8,809)
properties
                                      ---------  ---------
                                      -          -
  Net cash used in investing          (6,771)    (8,771)
activities
                                      ---------  ---------
                                      -          -
Cash flows used in financing
activities

 Distributions to partners            (408,245)  (314,965)
                                      ---------  ---------
                                      -          -
Net increase in cash and cash         7,340      49,305
equivalents

 Beginning of period                  72,631     33,580
                                      ---------  ---------
                                      -          -
 End of period                     $  79,971     82,885
                                      ======     ======
Reconciliation of net income to
net cash
 provided by operating activities
Net income                         $  428,720    238,777

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and          20,596     31,000
amortization
 Accretion of asset retirement        10,673     9,858
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143            -          90,149
 Increase in receivables              (46,079)   (27,581)
 Increase in payables                 8,446      30,838
                                      ---------  ---------
                                      -          -
Net cash provided by operating     $  422,356    373,041
activities
                                      ======     ======
Noncash investing and financing
activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143                  $  -          73,903
                                      ======     ======
 Increase in oil and gas
properties - SFAS No. 143
  additional well from farmout     $  -          765
arrangement
                                      ======     ======
Decrease in oil and gas
properties - SFAS No. 143
 plug and abandoned well           $  265        -
                                      ======     ======
               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund VII-A, L.P. was organized under the laws of the state of Delaware on January 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $73,903, a long term liability of approximately $164,052 and a loss of approximately $90,149 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $188,379. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $10,673, partially offset by a decrease of $265 due to the plugging and abandonment of a well.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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


Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   40.81              42%
oil                                        28.81
Average price per mcf of gas  $    5.53              24%
                                           4.47
Oil production in barrels        4,260     4,400     (3%)
Gas production in mcf            19,078    22,500    (15%)
Oil and gas revenue           $  279,299   227,307   23%
Production expense            $  83,125    80,717    3%
Partnership distributions     $  150,000   120,000   25%
Limited              partner  $  135,000   108,000   25%
distributions
Per  unit  distribution   to
limited
 partners                     $    9.00              25%
                                           7.20
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $279,299 from $227,307 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 23%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 42%, or $12.00 per barrel, resulting in an increase of approximately $51,100 in revenues. Oil sales represented 62% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 56% during the quarter ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 24%, or $1.06 per mcf, resulting in an increase of approximately $20,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $71,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 140 barrels or 3% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $4,000 in revenues.

    Gas production decreased approximately 3,422 mcf or 15% during the same period, resulting in a decrease of approximately $15,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,300. The decrease in gas production is primarily due to a steep decline on one property.

Costs and Expenses

Total costs and expenses decreased to $124,651 from $124,931 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of less than 1%. The decrease is the result of lower depletion expense, partially offset by an increase in lease operating costs, accretion expense and general and administrative expense.

1. Lease operating costs and production taxes were 3% higher or approximately $2,400 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $500 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

3. Depletion expense decreased to $6,596 for the quarter ended September 30, 2004 from $10,000 for the same period in 2003. This represents a decrease of 34%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.89 applied to 7,440 BOE as compared to $1.23 applied to 8,150 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

4. Accretion expense increased to $3,554 for the quarter ended September 30, 2004 from $3,296 for the same period in 2004. This represents an increase of 8%.




B.  General Comparison of the Nine-Month Periods Ended September 30, 2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    36.15             23%
oil                                        29.39
Average price per mcf of gas  $     5.72             12%
                                           5.10
Oil production in barrels        13,350    13,200    1%
Gas production in mcf            59,148    67,000    (12%)
Oil and gas revenue           $  820,677   729,471   13%
Production expense            $  266,321   262,896   1%
Partnership distribution      $  410,000   315,000   30%
Limited              partner  $  369,000   283,500   30%
distributions
Per  unit  distribution   to
limited
 partners                     $    24.60             30%
                                           18.90
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $820,677 from $729,471 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 13%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 23%, or $6.76 per barrel, resulting in an increase of approximately $90,200 in revenues. Oil sales represented 59% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 53% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.62 per mcf, resulting in an increase of approximately $36,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $126,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production increased approximately 150 barrels or 1% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in an increase of approximately $4,400 in revenues.

    Gas production decreased approximately 7,852 mcf or 12% during the same period, resulting in a decrease of approximately $40,000 in revenues.

    The  net total decrease in revenues due to the change in production  is
    approximately  $35,600.   The decrease in gas production  is  primarily
    due to a steep decline on one property.

Costs and Expenses

Total costs and expenses decreased to $392,689 from $401,115 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 2%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in accretion expense and lease operating expense.

1.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $3,400 more during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,300 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

3. Depletion expense decreased to $20,596 for the nine months ended September 30, 2004 from $31,000 for the same period in 2003. This represents a decrease of 34%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.89 applied to 23,208 BOE as compared to $1.27 applied to 24,367 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

4.  Accretion  expense  increased to $10,673  for  the  nine  months  ended
    September  30,  2004  from $9,858 for the same period  in  2004.   This
    represents an increase of 8%.



Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $422,400 in the nine months ended September 30, 2004 as compared to approximately $373,000 in the nine months ended September 30, 2003.

Cash flows used in investing activities were approximately $6,800 in the nine months ended September 30, 2004 as compared to approximately $8,800 in the nine months ended September 30, 2003. The principle use of the 2004 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $408,200 in the nine months ended September 30, 2004 as compared to approximately $315,000 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $410,000 of which $369,000 was distributed to the limited partners and $41,000 to the general partner. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $24.60. Total distributions during the nine months ended September 30, 2003 were $315,000 of which $283,500 was distributed to the limited partners and $31,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $18.90.

The  source  for  the  2004  distributions of  $410,000  was  oil  and  gas operations  of  approximately $422,400, and  the  change  in  oil  and  gas
properties  of  approximately  $(6,800),  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.   The  source  for  the  2003
distributions of $315,000 was oil and gas operations of approximately $373,000, partially offset by a change in oil and gas properties of approximately $(8,800), resulting in excess cash for contingencies or subsequent distributions.

Cumulative  cash  distributions  of  $11,911,663  have  been  made  to  the partners. As of September 30, 2004, $10,738,711 or $715.91 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 43% return on capital contributed.

As of September 30, 2004, the Partnership had approximately $204,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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


Date:  November 15, 2004


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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.




                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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


                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VII-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VII-A, L.P.