Form 10-Q
period 2005-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2005-05-16
CIK 808028

1 of 14
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                           (432) 682-6324
                   (Registrant's telephone number,
                        including area code)

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

        The total number of pages contained in this report is 20.

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

     Mcf. One thousand cubic feet.

     Net Profits Interest. An agreement whereby the owner receives a specified percentage of the defined net profits from a producing property in exchange for consideration paid. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

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

     Workover. Operations on a producing well to restore or increase production.
                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the
"Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets



                                  March    December
                                   31,       31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  65,941    69,020
  Receivable  from  Managing     136,520   144,290
General Partner
     Oklahoma    withholding     1,039     639
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          203,500   213,949
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,580,77  4,580,20
                                 4         6
       Less      accumulated
depreciation,
         depletion       and     4,171,32  4,164,47
amortization                     6         9
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     409,448   415,727
properties
                                 --------  --------
                                 ----      ----
                              $  612,948   629,676
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  5,579     3,327
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      190,381   187,858
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (592,777  (590,627
                                 )         )
 Limited partners                1,009,76  1,029,11
                                 5         8
                                 --------  --------
                                 ----      ----
   Total partners' equity        416,988   438,491
                                 --------  --------
                                 ----      ----
                              $  612,948   629,676
                                 =======   =======











               The accompanying notes are an integral
                 part of these financial statements.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended
                                        March 31,
                                     2005      2004
                                    -----      -----
Revenues
-------------
Oil and gas                     $  255,518   276,385
Interest                           280       158
Other                              -         250
                                   --------  --------
                                   ----      ----
                                   255,798   276,793
                                   --------  --------
                                   ----      ----
Expenses
------------
Production                         86,527    88,049
Depreciation,  depletion   and     6,847     7,000
amortization
Accretion expense                  2,523     3,559
General and administrative         31,404    31,081
                                   --------  --------
                                   ----      ----
                                   127,301   129,689
                                   --------  --------
                                   ----      ----
Net income                      $  128,497   147,104
                                   =======   =======
Net income allocated to:
 Managing General Partner       $  12,850    14,710
                                   =======   =======
 Limited partners               $  115,647   132,394
                                   =======   =======
  Per limited partner unit      $     7.71
                                             8.83
                                   =======   =======



















               The accompanying notes are an integral
                 part of these financial statements.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  262,888   235,745
sales
 Cash paid to suppliers               (117,931  (119,130
                                      )         )
 Interest received                    280       158
 Other                                -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     145,237   117,023
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (568)     (762)
properties
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (150,000  (140,000
                                      )         )
 Increase in distribution payable     2,252     833
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (147,748  (139,167
activities                            )         )
                                      --------  --------
                                      --        --

Net  decrease  in cash  and  cash     (3,079)   (22,906)
equivalents

 Beginning of period                  69,020    72,631
                                      --------  --------
                                      --        --
 End of period                     $  65,941    49,725
                                      ======    ======

Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  128,497   147,104

Adjustments   to  reconcile   net
income to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     6,847     7,000
amortization
  Accretion  of asset  retirement     2,523     3,559
obligation
     Decrease    (increase)    in     7,370     (40,640)
receivables
  (Decrease) increase in payables     -         -
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  145,237   117,023
activities
                                      ======    ======



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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2005, and for the three months ended March 31, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended March 31, 2005 and 2004

The   following   table   provides  certain   information   regarding
performance factors for the quarters ended March 31, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     4,319     4,480       (4%)
barrels
Gas production in mcf       14,089    21,930     (36%)
Total BOE                   6,667     8,135      (18%)
Average    price    per  $    41.77               28%
barrel of oil                         32.71
Average  price per  mcf  $     5.33              (10%)
of gas                                5.92
Oil and gas revenue      $  255,518   276,385     (8%)
Production expense       $  86,527    88,049      (2%)
Partnership              $  150,000   140,000      7%
distributions
Limited         partner  $  135,000   126,000      7%
distributions
Per  unit  distribution
to limited
 partners                $     9.00                7%
                                      8.40

Number    of    limited     15,000    15,000
partner units

Revenues

The Partnership's oil and gas revenues decreased to $255,518 from $276,385 for the quarters ended March 31, 2005 and 2004, respectively, a decrease of 8%. The principal factors affecting the comparison of the quarters ended March 31, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 by 28%, or $9.06 per barrel, resulting in an increase of approximately $39,100 in revenues. Oil sales represented 71% of total oil and gas sales during the quarter ended March 31, 2005 as compared to 53% during the quarter ended March 31, 2004.

The average price for an mcf of gas received by the Partnership decreased during the same period by 10%, or $.59 per mcf, resulting in a decrease of approximately $8,300 in revenues.

The net total increase in revenues due to the change in prices received from oil and gas production is approximately $30,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 161 barrels or 4% during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, resulting in a decrease of approximately $5,300 in revenues.

Gas production decreased approximately 7,841 mcf or 36% during the same period, resulting in a decrease of approximately $46,400 in revenues.

The total decrease in revenues due to the change in production is approximately $51,700. The decrease in gas volumes is primarily due to a steep production decline on one property.

Costs and Expenses

Total costs and expenses decreased to $127,301 for the quarter ended March 31, 2005 from $129,689 for the same period in 2004. This represents a decrease of 2%. The decrease is a result of lower depletion expense, lease operating costs and accretion expense, partially offset by an increase in general and administrative expense.

Lease operating costs and production taxes were 2% lower, or approximately $1,500 less during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Depletion expense decreased to $6,847 for the quarter ended March 31, 2005 from $7,000 for the same period in 2004. This represents a decrease of 2%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2005, which was $1.03 applied to 6,667 BOE as compared to $.86 applied to 8,135 BOE for the same period in 2004.

Accretion expense decreased to $2,523 for the quarter ended March 31, 2005 from $3,559 for the same period in 2004. This represents a decrease of 29%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change.

Cash flows provided by operating activities were approximately $145,200 in the quarter ended March 31, 2005 as compared to approximately $117,000 in the quarter ended March 31, 2004.

Cash flows used in investing activities were $600 in the quarter ended March 31, 2005 as compared to $800 in the quarter ended March 31, 2004. The principle use of the 2005 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $147,700 in the quarter ended March 31, 2005 as compared to approximately $139,200 in the quarter ended March 31, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2005 were $150,000 of which $135,000 ($9.00 per unit) was distributed to the limited partners and $15,000 to the general partner. Total distributions during the quarter ended March 31, 2004 were $140,000 of which $126,000 ($8.40 per unit) was distributed to the limited partners and $14,000 to the general partners.

The sources for the 2005 distributions of $150,000 were oil and gas operations of approximately $145,200, with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $140,000 were oil and gas operations of approximately $117,000, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $12,263,325 have been made to the general and limited partners. As of March 31, 2005, $11,055,185 or $737.01 per limited partner unit has been distributed to the limited partners, representing 147% of contributed capital.

As of March 31, 2005, the Partnership had approximately $197,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  May 16, 2005

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


Date:  May 16, 2005                /s/ L. Paul Latham
                                   L. Paul Latham
                                     President  and  Chief  Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund
VII-A, L.P.



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


Date:  May 16, 2005                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                   Vice President and Chief Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund
VII-A, L.P.




                                                         Exhibit 32.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VII-A, L.P. (the "Company"), hereby certifies that:

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

                                   May 16, 2005


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

                                   May 16, 2005