Form 10-Q
period 2005-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2005-08-15
CIK 808028

22
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets


                                 June 30,  December
                                             31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  73,264    69,020
  Receivable  from  Managing     122,957   144,290
General Partner
     Oklahoma    withholding     1,039     639
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          197,260   213,949
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,595,15  4,580,20
                                 2         6
       Less      accumulated
depreciation,
         depletion       and     4,177,94  4,164,47
amortization                     9         9
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     417,203   415,727
properties
                                 --------  --------
                                 ----      ----
                              $  614,463   629,676
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  4,721     3,327
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      192,983   187,858
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (592,800  (590,627
                                 )         )
 Limited partners                1,009,55  1,029,11
                                 9         8
                                 --------  --------
                                 ----      ----
   Total partners' equity        416,759   438,491
                                 --------  --------
                                 ----      ----
                              $  614,463   629,676
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2005      2004      2005      2004
                                      -----     -----     -----     -----
Revenues
-------------
Oil and gas                      $  285,262   264,993   540,780   541,378
Interest                            313       164       593       323
Other                               -         -         -         250
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    285,575   265,157   541,373   541,951
                                    --------  --------  --------  --------
                                    --        --        --        --
Expenses
-------------
Production                          95,427    95,148    181,954   183,197
Depreciation,   depletion    and    6,623     7,000     13,470    14,000
amortization
Accretion expense                   2,524     3,559     5,047     7,119
General and administrative          31,230    32,641    62,634    63,722
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    135,804   138,348   263,105   268,038
                                    --------  --------  --------  --------
                                    --        --        --        --
Net income                       $  149,771   126,809   278,268   273,913
                                    ======    ======    ======    ======
Net income allocated to:
 Managing General Partner        $  14,977    12,681    27,827    27,391
                                    ======    ======    ======    ======
 Limited partners                $  134,794   114,128   250,441   246,522
                                    ======    ======    ======    ======
  Per limited partner unit       $    8.99
                                              7.61      16.70     16.43
                                    ======    ======    ======    ======





















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  561,714   497,673
sales
 Cash paid to suppliers               (244,588  (246,919
                                      )         )
 Interest received                    593       323
 Other                                -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     317,719   251,327
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:
   Additions  to  oil   and   gas     (14,869)  (5,830)
properties
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:
 Distributions to partners            (300,000  (260,000
                                      )         )
 Increase in distribution payable     1,394     963
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (298,606  (259,037
activities                            )         )
                                      --------  --------
                                      --        --

Net  increase (decrease) in  cash     4,244     (13,540)
and cash equivalents

Beginning of period                   69,020    72,631
                                      --------  --------
                                      --        --
End of period                      $  73,264    59,091
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  278,268   273,913

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     13,470    14,000
amortization
 Accretion expense                    5,047     7,119
     Decrease    (increase)    in     20,934    (43,705)
receivables
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  317,719   251,327
activities
                                      ======    ======
Noncash  investing and  financing
activities:

Increase   in   oil    and    gas
properties - SFAS No. 143
 additional wells                  $  77        -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sale of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        4,020     4,610     (13%)
Gas production in mcf            12,134    18,140    (33%)
Total BOE                         6,042              (21%)
                                           7,633
Average price per barrel  of  $   47.71              36%
oil                                        35.19
Average price per mcf of gas  $    7.70              36%
                                           5.67
Oil and gas revenue           $  285,262   264,993   8%
Production expense            $  95,427    95,148    -
Partnership distributions     $  150,000   120,000   25%
Limited              partner  $  135,000   108,000   25%
distributions
Per  unit  distribution   to  $    9.00              25%
limited partners                           7.20
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $285,262 from $264,993 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 8%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 36%, or $12.52 per barrel, resulting in an increase of approximately $50,300 in revenues. Oil sales represented 67% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 61% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 36%, or $2.03 per mcf, resulting in an increase of approximately $24,600 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $74,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 590 barrels or 13% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in an decrease of approximately $20,800 in revenues.

Gas production decreased approximately 6,006 mcf or 33% during the same period, resulting in a decrease of approximately $34,100 in revenues.

The total decrease in revenues due to the change in production is approximately $54,900. The decrease in oil volumes is from one property. The decrease in gas production is primarily due to a steep production decline on one property.

Costs and Expenses

Total costs and expenses decreased to $135,804 from $138,348 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 2%. The decrease is the result of lower accretion expense, general and administrative expense and depletion expense, partially offset by an increase in lease operating costs.

Lease operating costs and production taxes were higher by less than 1%, or approximately $300 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

General and administrative costs consist of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,400 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $6,623 for the quarter ended June 30, 2005 from $7,000 for the same period in 2004. This represents a decrease of 5%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $1.10 applied to 6,042 BOE as compared to $.92 applied to 7,633 BOE for the same period in 2004.

Accretion expense decreased to $2,524 for the quarter ended June 30, 2005 from $3,559 for the same period in 2004. This represents a decrease of 29%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        8,339     9,090     (8%)
Gas production in mcf            26,223    40,070    (35%)
Total BOE                         12,710             (19%)
                                           15,768
Average price per barrel  of  $    44.63             31%
oil                                        33.96
Average price per mcf of gas  $     6.43             11%
                                           5.81
Oil and gas revenue           $  540,780   541,378   -
Production expense            $  181,954   183,197   (1%)
Partnership distribution      $  300,000   260,000   15%
Limited              partner  $  270,000   234,000   15%
distributions
Per  unit  distribution   to  $    18.00             15%
limited partners                           15.60
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues decreased to $540,780 from $541,378 for the six months ended June 30, 2005 and 2004, respectively, a decrease of less than 1%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 31%, or $10.67 per barrel, resulting in an increase of approximately $89,000 in revenues. Oil sales represented 69% of total oil and gas sales during the six months ended June 30, 2005 as compared to 57% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.62 per mcf, resulting in an increase of approximately $16,300 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $105,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 751 barrels or 8% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in a decrease of approximately $25,500 in revenues.

Gas production decreased approximately 13,847 mcf or 35% during the same period, resulting in a decrease of approximately $80,500 in revenues.

The net total decrease in revenues due to the change in production is approximately $106,000. The decrease in gas production is primarily due to a steep production decline on one property.

Costs and Expenses

Total costs and expenses decreased to $263,105 from $268,038 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 2%. The decrease is the result of lower depletion expense, general and administrative expense, lease operating costs and accretion expense.

Lease operating costs and production taxes were 1% lower, or approximately $1,200 less during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

General and administrative costs consist of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,100 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $13,470 for the six months ended June 30, 2005 from $14,000 for the same period in 2004. This represents a decrease of 4%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $1.06 applied to 12,710 BOE as compared to $.89 applied to 15,768 BOE for the same period in 2004.

Accretion expense decreased to $5,047 for the six months ended June 30, 2005 from $7,119 for the same period in 2004. This represents a decrease of 29%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $317,700 in the six months ended June 30, 2005 as compared to approximately $251,300 in the six months ended June 30, 2004.

Cash flows used in investing activities were approximately $14,900 in the six months ended June 30, 2005 as compared to approximately $5,800 in the six months ended June 30, 2004. The principle use of the 2005 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $298,600 in the six months ended June 30, 2005 as compared to approximately $259,000 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $300,000 of which $270,000 ($18.00 per unit) was distributed to the limited partners and $30,000 to the general partners. Total distributions during the six months ended June 30, 2004 were $260,000 of which $234,000 ($15.60 per unit) was distributed to the limited partners and $26,000 to the general partners.

The  source  for  the  2005  distributions of  $300,000  was  oil  and  gas operations  of approximately $317,700 offset by the change in oil  and  gas properties of approximately $(14,900), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2004 distributions  of  $260,000  were oil and gas operations  of  approximately
$251,300, and the change in oil and gas properties of approximately $(5,800), with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $12,413,325 have been made to the partners and limited partners. As of June 30, 2005, $11,190,185 or $746.01 per limited partner unit has been distributed to the limited partners, representing 149% of capital contributed.

As of June 30, 2005, the Partnership had approximately $192,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VII-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005