Form 10-Q
period 2005-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2005-11-14
CIK 808028

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets


                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  114,049   69,020
  Receivable  from  Managing     139,294   144,290
General Partner
     Oklahoma    withholding     2,151     639
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          255,494   213,949
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,604,47  4,580,20
                                 5         6
       Less      accumulated
depreciation,
         depletion       and     4,185,97  4,164,47
amortization                     0         9
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     418,505   415,727
properties
                                 --------  --------
                                 ----      ----
                              $  673,999   629,676
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  4,721     3,327
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      195,059   187,858
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (587,054  (590,627
                                 )         )
 Limited partners                1,061,27  1,029,11
                                 3         8
                                 --------  --------
                                 ----      ----
   Total partners' equity        474,219   438,491
                                 --------  --------
                                 ----      ----
                              $  673,999   629,676
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                    2005      2004       2005      2004
                                    ----      ----       ----      ----
Revenues
------------
Oil and Gas                    $ 381,983    279,299    922,763   820,677
Interest                         522        159        1,114     482
Other                            -          -          -         250
                                 ---------  ---------  --------  --------
                                 -          -          --        --
                                 382,505    279,458    923,877   821,409
                                 ---------  ---------  --------  --------
                                 -          -          --        --
Expenses
-------------
Production                       114,263    83,125     296,216   266,321
Depreciation, depletion and      8,021      6,596      21,491    20,596
amortization
Accretion of asset retirement    2,516      3,554      7,563     10,673
obligation
General and administrative       30,245     31,376     92,879    95,099
                                 ---------  ---------  --------  --------
                                 -          -          --        --
                                 155,045    124,651    418,149   392,689
                                 ---------  ---------  --------  --------
                                 -          -          --        --
Net income                     $ 227,460    154,807    505,728   428,720
                                 ======     ======     ======    ======

Net income allocated to:

Managing General Partner       $ 22,746     15,481     50,573    42,872
                                 ======     ======     ======    ======
Limited Partners               $ 204,714    139,326    455,155   385,848
                                 ======     ======     ======    ======
 Per limited partner unit      $   13.65      9.29     30.34
                                                                 25.72
                                 ======     ======     ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                       Nine Months Ended
                                         September 30,
                                        2005       2004
                                        -----      -----
Cash flows from operating
activities
 Cash received from oil and gas    $  926,247    783,044
sales
 Cash paid to suppliers               (389,095)  (361,420)
 Interest received                    1,114      482
 Miscellaneous settlement             -          250
                                      ---------  ---------
                                      -          -
  Net cash provided by operating      538,266    422,356
activities
                                      ---------  ---------
                                      -          -
Cash flows used in investing
activities
 Additions to oil and gas             (24,631)   (6,771)
properties
                                      ---------  ---------
                                      -          -
Cash flows from financing
activities

 Distributions to partners            (470,000)  (410,000)
 Increase in distribution payable     1,394      1,755
                                      ---------  ---------
                                      -          -
  Net cash used in financing          (468,606)  (408,245)
activities
                                      ---------  ---------
                                      -          -
Net increase in cash and cash         45,029     7,340
equivalents

 Beginning of period                  69,020     72,631
                                      ---------  ---------
                                      -          -
 End of period                     $  114,049    79,971
                                      ======     ======
Reconciliation of net income to
net cash
 provided by operating activities
Net income                         $  505,728    428,720

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and          21,491     20,596
amortization
 Accretion of asset retirement        7,563      10,673
obligation
 Decrease (increase) in               3,484      (37,633)
receivables
                                      ---------  ---------
                                      -          -
Net cash provided by operating     $  538,266    422,356
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        3,795     4,260     (11%)
Gas production in mcf            20,795    19,078    9%
Total BOE                        7,261     7,440     (2%)
Average price per barrel  of  $   60.11              47%
oil                                        40.81
Average price per mcf of gas  $    7.40              34%
                                           5.53
Oil and gas revenue           $  381,983   279,299   37%
Production expense            $  114,263   83,125    37%
Partnership distributions     $  170,000   150,000   13%
Limited              partner  $  153,000   135,000   13%
distributions
Per  unit  distribution   to  $   10.20              13%
limited partners                           9.00
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $381,983 from $279,299 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 37%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 47%, or $19.30 per barrel, resulting in an increase of approximately $73,200 in revenues. Oil sales represented 60% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 62% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 34%, or $1.87 per mcf, resulting in an increase of approximately $38,900 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $112,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 465 barrels or 11% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in a decrease of approximately $19,000 in revenues.

Gas production increased approximately 1,717 mcf or 9% during the same period, resulting in an increase of approximately $9,500 in revenues.

The net total decrease in revenues due to the change in production is approximately $9,500. The decrease in oil volumes is primarily from a decline in production on one property.

Costs and Expenses

Total costs and expenses increased to $155,045 from $124,651 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 24%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in accretion expense and general and administrative expense.

Lease operating costs and production taxes were 37% higher or approximately $31,100 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in lease operating costs is primarily from repairs on two producing properties. The increase in production taxes is from higher revenues resulting from higher oil and gas prices.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,100 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Depletion expense increased to $8,021 for the quarter ended September 30, 2005 from $6,596 for the same period in 2004. This represents an increase of 22%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $1.10 applied to 7,261 BOE as compared to $.89 applied to 7,440 BOE for the same period in 2004.

Accretion expense decreased to $2,516 for the quarter ended September 30, 2005 from $3,554 for the same period in 2005. This represents a decrease of 29%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Nine-Month Periods Ended September 30, 2005 and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        12,134    13,350    (9%)
Gas production in mcf            47,018    59,148    (21%)
Total BOE                        19,970    23,208    (14%)
Average price per barrel  of  $    49.47             37%
oil                                        36.15
Average price per mcf of gas  $     6.86             20%
                                           5.72
Oil and gas revenue           $  922,763   820,677   12%
Production expense            $  296,216   266,321   11%
Partnership distribution      $  470,000   410,000   15%
Limited              partner  $  423,000   369,000   15%
distributions
Per  unit  distribution   to  $    28.20             15%
limited partners                           24.60
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's oil and gas revenues increased to $922,763 from $820,677 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 12%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 37%, or $13.32 per barrel, resulting in an increase of approximately $161,600 in revenues. Oil sales represented 65% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 59% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 20%, or $1.14 per mcf, resulting in an increase of approximately $53,600 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $215,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 1,216 barrels or 9% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in a decrease of approximately $44,000 in revenues.

Gas production decreased approximately 12,130 mcf or 21% during the same period, resulting in a decrease of approximately $69,400 in revenues.

The  total  decrease  in  revenues  due to  the  change  in  production  is
approximately  $113,400.   The decrease in gas  volumes  is  from  a  steep
production decline on one property.

Costs and Expenses

Total costs and expenses increased to $418,149 from $392,689 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 6%. The increase is the result of higher lease operating expense and depletion expense, partially offset by a decrease in accretion expense and general and administrative expense.

Lease operating costs and production taxes were 11% higher, or approximately $29,900 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in lease operating costs is primarily from repairs on two producing properties. The increase in production taxes is from higher revenues resulting from higher oil and gas prices.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,200 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense increased to $21,491 for the nine months ended September 30, 2005 from $20,596 for the same period in 2004. This represents an increase of 4%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $1.08 applied to 19,970 BOE as compared to $.89 applied to 23,208 BOE for the same period in 2004.

Accretion expense decreased to $7,563 for the nine months ended September 30, 2005 from $10,673 for the same period in 2005. This represents a decrease of 29%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $538,300 in the nine months ended September 30, 2005 as compared to approximately $422,400 in the nine months ended September 30, 2004.

Cash flows used in investing activities were approximately $24,600 in the nine months ended September 30, 2005 as compared to approximately $6,800 in the nine months ended September 30, 2004. The principle use of the 2005 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $468,600 in the nine months ended September 30, 2005 as compared to approximately $408,200 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $470,000 of which $423,000 was distributed to the limited partners and $47,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $28.20. Total distributions during the nine months ended September 30, 2004 were $410,000 of which $369,000 was distributed to the limited partners and $41,000 to the general partner. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $24.60.

The source for the 2005 distributions of $470,000 was oil and gas operations of approximately $538,300, partially offset by a change in oil and gas properties of approximately $(24,600), resulting in excess cash for contingencies or subsequent distributions. The source for the 2004 distributions  of  $410,000  was oil and gas  operations  of  approximately
$422,400, and the change in oil and gas properties of approximately $(6,800), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $12,583,325 have been made to the partners and limited partners. As of September 30, 2005, $11,343,185 or $756.21 per limited partner unit has been distributed to the limited partners, representing 151% of capital contributed.

As of September 30, 2005, the Partnership had approximately $250,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VII-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005