Form 10-K/A
period 2005-12-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2006-03-31
CIK 808028

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K/A
                             (Amendment No. 1)
 (Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

                             Explanatory Note

This Amendment No. 1 on Form 10-K/A amends in its entirety the Annual Report on Form 10-K for the period ended December 31, 2005 of Southwest Oil & Gas Income Fund VII-A, L.P., initially filed with the Securities and Exchange Commission on March 30, 2006, (the "Original Filing"). This Amendment No. 1 is being filed to correct errors that occurred during the electronic transmission of the Original Filing.

                            Table of Contents

Item                                                                   Page

     Glossary of Oil and Gas Terms                                       4

                                  Part I

 1.  Business                                                            6

1B.  Unresolved Staff Comments                                           8

 2.  Properties                                                          9

 3.  Legal Proceedings                                                  10

 4.  Submission of Matters to a Vote of Security Holders                10

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      11

 6.  Selected Financial Data                                            12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      13

7A.  Quantitative and Qualitative Disclosures About Market Risk         16

 8.  Financial Statements and Supplementary Data                        17

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             32

9A.  Controls and Procedures                                            32

9B.  Other Information                                                  32

                                 Part III

10.  Directors and Executive Officers of the Registrant                 33

11.  Executive Compensation                                             33

12.  Security Ownership of Certain Beneficial Owners and Management     34

13.  Certain Relationships and Related Transactions                     34

14.  Principal Accountant Fees and Services                             34

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         35

     Signatures                                                         36

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

Principal Products and Markets
The Partnership has acquired and holds working interest in oil and gas properties located in Texas, New Mexico, Oklahoma and Louisiana. All activities of the Partnership are confined to the continental United States. During 2005, 64% of the Partnership's revenues were derived from the sale of oil production and 36% were derived from gas production. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Item 1B.  Unresolved Staff Comments

     Not applicable.

Item 2.   Properties

As of December 31, 2005, the Partnership possessed an interest in oil and gas properties located in Cameron Parish of Louisiana; Chaves and Lea Counties of New Mexico; Pottawatomie County of Oklahoma; Howard, Leon, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 98 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2005 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

                       Proved Developed      Proved      Total
                      -------------------    -------    -------
                      -------------------    -------     ----
                           ---------          ----
                      Produci    Nonprod     Undevel    Proved
                         ng       ucing       oped
                      -------    -------     -------    -------
                      -------    -------     -------     ----
                       -----       ----       ----
Oil (Bbls)            195,000     -           4,000       199,000
Gas (Mcf)             636,000     13,000      48,000      697,000
Total (BOE)           301,000     2,000       12,000      315,000

Standardized  measure
of discounted
   future  net   cash                                     $5,688,
flows                                                   000

The following table sets forth certain information as of December 31, 2005 regarding the Partnership's proved oil and gas reserves for certain significant fields.

                 Proved Reserves
             -----------------------
             -----------------------
                   ----------
                              Total     Percen
                               Oil       t of
              Oil     Gas     Equiva    Total
                               lent      Oil
             (Bbls   (Mcf)    (BOE)     Equiva
               )                         lent
             -----   -----    ------    ------
             -----   -----    ------    ------
              ---      -       ---       ---
             9,000   577,0    105,00    33.3%
Amacker/Wil          00       0
shire
 Hendrick    88,00   22,00    92,000    29.2%
             0       0
     Howard  42,00   -        42,000    13.3%
Glasscock    0
 Other       60,00   98,00    76,000    24.2%
             0       0
             -----   -----    ------    ------
             -----   -----    ------    ------
             -       --                 -
 Total       199,0   697,0    315,00    100.0%
             00      00       0
             =====   =====    ======    ======
             =       ==       =         ==

The estimates of proved reserves at December 31, 2005 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2005 were $56.95 per Bbl of oil and natural gas liquids and $10.86 per Mcf of gas, as compared to $40.55 per Bbl of oil and $5.39 per Mcf of gas as of December 31, 2004.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2005, there were 497 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow", is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner." During 2005, distributions were made totaling $639,694, with $575,725 (38.38 per unit) distributed to the limited partners and $63,969 to the general partners.

Issuer Purchases of Equity Securities
After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership in accordance with the obligations set forth in the partnership agreement. The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units under the partnership agreement is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2005.

                Total
               Number
              of Units       Average
                              Price
   Period     Purchase      Paid Per
                  d           Unit
------------- --------      --------
------------- --------      --------
     --           -            --
January 2005      20         $203.15
February 2005      -              -
 March 2005        -              -
 April 2005        -              -
  May 2005         -              -
  June 2005        -              -
  July 2005      301         285.94
 August 2005       -              -
  September        -              -
    2005
October 2005       -              -
November 2005      -              -
December 2005      -              -
              -------         -------
                            ---
   TOTALS        321         $280.78
                ====         ======

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the financial statements included in Item 8:

                                      Years Ended December 31,
                             2005      2004     2003      2002      2001
                            ------    ------   ------    ------    ------
Revenues                $  1,276,04  1,182,04 944,893   751,555   748,950
                           6         8

Net income before
 cumulative effect of
 accounting change         707,959   633,852  426,915   257,580   255,471

Net income                 707,959   633,852  336,766   252,580   255,471

Partners' share
 of net income:

General partners           70,796    63,385   33,677    25,258    25,547

Limited partners           637,163   570,467  303,089   227,322   229,924

Limited partners'
 net income per unit
   before   cumulative
effect
 of accounting change       42.48
                                     38.03    25.62     15.45     15.33

Limited partners'
 net income per unit        42.48
                                     38.03    20.21     15.15     15.33

Limited partners'
   cash  distributions      38.38
per unit                             36.70    26.15     15.69     25.53

Total assets            $  767,515   629,676  595,976   516,986   525,666

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                 18

Balance Sheets                                                          19

Statements of Operations                                                20

Statement of Changes in Partners' Equity                                21

Statements of Cash Flows                                                22

Notes to Financial Statements                                           24

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