Form 10-Q
period 2006-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2006-08-14
CIK 808028

1
                                        FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ___        Accelerated filer ___         Non-
accelerated filer  X

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets


                                 June 30,  December
                                             31,
                                   2006      2005
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  114,359   146,379
  Receivable  from  Managing     142,116   141,931
General Partner
 Distribution receivable         -         305
 Other                           4,674     3,850
                                 --------  --------
                                 ----      ----
   Total current assets          261,149   292,465
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,671,79  4,669,07
                                 8         9
       Less      accumulated
depreciation,
         depletion       and     4,210,19  4,194,02
amortization                     1         9
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     461,607   475,050
properties
                                 --------  --------
                                 ----      ----
                              $  722,756   767,515
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  271,226   260,759
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (589,322  (583,800
                                 )         )
 Limited partners                1,040,85  1,090,55
                                 2         6
                                 --------  --------
                                 ----      ----
   Total partners' equity        451,530   506,756
                                 --------  --------
                                 ----      ----
                              $  722,756   767,515
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2006      2005      2006      2005
                                      -----     -----     -----     -----
Revenues
-------------
Oil and gas                      $  354,482   285,262   678,787   540,780
Interest                            1,190     313       2,319     593
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    355,672   285,575   681,106   541,373
                                    --------  --------  --------  --------
                                    --        --        --        --
Expenses
-------------
Production                          107,039   95,427    188,117   181,954
Depreciation,   depletion    and    8,032     6,623     16,162    13,470
amortization
Accretion expense                   5,602     2,524     10,742    5,047
General and administrative          37,768    31,230    70,184    62,634
                                    --------  --------  --------  --------
                                    --        --        --        --
                                    158,441   135,804   285,205   263,105
                                    --------  --------  --------  --------
                                    --        --        --        --
Net income                       $  197,231   149,771   395,901   278,268
                                    ======    ======    ======    ======
Net income allocated to:
 Managing General Partner        $  19,723    14,977    39,590    27,827
                                    ======    ======    ======    ======
 Limited partners                $  177,508   134,794   356,311   250,441
                                    ======    ======    ======    ======
  Per limited partner unit       $   11.83      8.99     23.75     16.70
                                    ======    ======    ======    ======





















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2006      2005
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  677,778   561,714
sales
 Cash paid to suppliers               (258,576  (244,588
                                      )         )
 Interest received                    2,319     593
                                      --------  --------
                                      --        --
   Net cash provided by operating     421,521   317,719
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:
   Additions  to  oil   and   gas     (2,719)   (14,869)
properties
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:
 Distributions to partners            (451,127  (300,000
                                      )         )
 Increase in distribution payable     305       1,394
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (450,822  (298,606
activities                            )         )
                                      --------  --------
                                      --        --

Net  (decrease) increase in  cash     (32,020)  4,244
and cash equivalents

Beginning of period                   146,379   69,020
                                      --------  --------
                                      --        --
End of period                      $  114,359   73,264
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  395,901   278,268

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     16,162    13,470
amortization
 Accretion expense                    10,742    5,047
  Settlement of asset  retirement     (275)     -
obligations
  for plugged and abandoned wells
     (Increase)    decrease    in     (1,009)   20,934
receivables
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  421,521   317,719
activities
                                      ======    ======
Noncash  investing and  financing
activities:

Increase   in   oil    and    gas  $  -         77
properties - SFAS No. 143
                                      ======    ======



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

          (2)Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2006, and for the three and six months ended June 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

               Southwest Oil & Gas Income Fund VII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the six months ended June 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  260,759  187,858
Settlement   of  obligations   for     (275)    -
plugged and abandoned wells
Additional abandonment obligations     -        77
from new wells
Accretion expense                      10,742   5,048
                                       -------  -------
                                       -------  -----
End of period                       $  271,226  192,983
                                       =======  =======
                                       =

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund VII-A, L.P. was organized as a Delaware limited partnership on January 30, 1987. The offering of limited partnership interests began on March 4, 1987; minimum capital requirements were met on April 28, 1987, and the offering concluded on September 21, 1987 with total limited partner contributions of $7,500,000.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked, or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners, will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sale of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                             Three Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            3,879     4,020
barrels
Gas production in mcf        12,834    12,134
Total (BOE)                  6,018     6,042
Average price per barrel  $    66,35
of oil                                 47.71
Average price per mcf of  $     7.57
gas                                    7.70
Partnership               $  226,127   150,000
distributions
Limited partner           $  203,515   135,000
distributions
Per unit distribution to  $    13.57
limited partners                       9.00
Number of limited            15,000    15,000
partner units

Operating Results
The following discussion compares our results for the quarters ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $69,200, of which price variances accounted for a $70,500 increase and production variances accounted for a $1,300 decrease.

Production in 2006 (on a BOE basis) was less than 1% lower than 2005. Our oil production in 2006 was 4% lower than 2005 due primarily to normal production decline. We increased our gas production in 2006 due primarily to improved performance in one field.

In 2006, our realized oil price was 39% higher than 2005, while our realized gas price was 2% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $15.79 per BOE in 2005 to $17.79 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to a workover on a gas well.

Expenses
Depletion on a BOE basis increased 22% in 2006. Comparing 2006 to 2005, depletion expense increased $1,400, primarily due to rate variances.

Accretion expense increased 122% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 21% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                              Six Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            7,794     8,339
barrels
Gas production in mcf        26,250    26,223
Total (BOE)                  12,169    12,710
Average price per barrel  $    61.74
of oil                                 44.63
Average price per mcf of  $     7.53
gas                                    6.43
Partnership               $  451,127   300,000
distributions
Limited partner           $  406,015   270,000
distributions
Per unit distribution to  $    27.07
limited partners                       18.00
Number of limited            15,000    15,000
partner units

Operating Results
The following discussion compares our results for the six months ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective six months period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $138,000, of which price variances accounted for a $162,200 increase and production variances accounted for a $24,200 decrease.

Production  in  2006  (on a BOE basis) was 4% lower  than  2005.   Our  oil
production  in  2006  was  7%  lower than  2005  due  primarily  to  normal production  decline.  Our gas production was less than 1%  higher  in  2006 than 2005.

In 2006, our realized oil price was 38% higher than 2005, while our realized gas price was 17% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $14.32 per BOE in 2005 to $15.46 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to a workover on a gas well.

Expenses
Depletion on a BOE basis increased 25% in 2006. Comparing 2006 to 2005, depletion expense increased $2,700, of which rate variances accounted for a $3,300 increase and production variances accounted for a $600 decrease.

Accretion expense increased 113% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 12% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2006 were $451,127, of which $406,015 was distributed to the limited partners and $45,112 to the general partners. Cumulative cash distributions of $13,204,146 have been made to the general and limited partners as of June 30, 2006. As of June 30, 2006, $11,901,925 or $793.46 per limited partner unit has been distributed to the limited partners, representing 159% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at June 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 11, 2006

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


Date:  August 11, 2006             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

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


Date:  August 11, 2006             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VII-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 11, 2006


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

                                   August 11, 2006