Form 10-Q
period 2006-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2006-11-14
CIK 808028

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                              Balance Sheets


                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  86,919    146,379
  Receivable  from  Managing     148,986   141,931
General Partner
 Distributions receivable        -         305
 Other                           5,998     3,850
                                 --------  --------
                                 ----      ----
   Total current assets          241,903   292,465
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,675,77  4,669,07
                                 3         9
       Less      accumulated
depreciation,
         depletion       and     4,219,03  4,194,02
amortization                     9         9
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     456,734   475,050
properties
                                 --------  --------
                                 ----      ----
                              $  698,637   767,515
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  277,018   260,759
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (592,313  (583,800
                                 )         )
 Limited partners                1,013,93  1,090,55
                                 2         6
                                 --------  --------
                                 ----      ----
   Total partners' equity        421,619   506,756
                                 --------  --------
                                 ----      ----
                              $  698,637   767,515
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund VII-A, L.P.
                         Statements of Operations
                                (unaudited)

                               Three Months Ended   Nine Months Ended
                                 September 30,        September 30,
                                2006       2005      2006      2005
                                -----      -----     -----     -----
Revenues
------------
Oil and gas                 $ 374,953    381,983   1,053,74  922,763
                                                   1
Interest                      965        522       3,283     1,114
                              ---------  --------- --------  --------
                              -          -         ----      --
                              375,918    382,505   1,057,02  923,877
                                                   4
                              ---------  --------- --------  --------
                              -          -         ----      --
Expenses
-------------
Production                    134,389    114,263   322,507   296,216
Depreciation, depletion       8,848      8,021     25,010    21,491
and amortization
Accretion of asset            5,792      2,516     16,534    7,563
retirement obligation
General and administrative    31,799     30,245    101,983   92,879
                              ---------  --------- --------  --------
                              -          -         ----      --
                              180,828    155,045   466,034   418,149
                              ---------  --------- --------  --------
                              -          -         ----      --
Net income                  $ 195,090    227,460   590,990   505,728
                              ======     ======    =======   ======

Net income allocated to:

Managing General Partner    $ 19,509     22,746    59,099    50,573
                              ======     ======    =======   ======
Limited Partners            $ 175,581    204,714   531,891   455,155
                              ======     ======    =======   ======
 Per limited partner unit   $   11.71      13.65    35.46     30.34
                              ======     ======    =======   ======



















                       The accompanying notes are an
                                 integral
                          part of these financial
                                statements.

                        Southwest Oil & Gas Income
                             Fund VII-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                         Nine Months Ended
                                           September 30,
                                          2006       2005
                                         -----      -----
 Cash flows from operating
 activities

 Cash received from oil and gas     $  1,044,538  926,247
 sales
 Cash paid to suppliers                (424,765)  (389,095)
 Interest received                     3,283      1,114
                                       ---------  ---------
                                       -          -
   Net cash provided by operating      623,056    538,266
 activities
                                       ---------  ---------
                                       -          -
 Cash flows used in investing
 activities
 Additions to oil and gas              (6,694)    (24,631)
 properties
                                       ---------  ---------
                                       -          -
 Cash flows from financing
 activities

 Distributions to partners             (676,127)  (470,000)
 Increase in distributions payable     305        1,394
                                       ---------  ---------
                                       -          -
   Net cash used in financing          (675,822)  (468,606)
 activities
                                       ---------  ---------
                                       -          -

 Net (decrease) increase in cash       (59,460)   45,029
 and cash equivalents

 Beginning of period                   146,379    69,020
                                       ---------  ---------
                                       -          -
 End of period                      $  86,919     114,049
                                       ======     ======
 Reconciliation of net income to
 net cash
 provided by operating activities

 Net income                         $  590,990    505,728

 Adjustments to reconcile net
 income to net
 cash provided by operating
 activities

 Depreciation, depletion and           25,010     21,491
 amortization
 Accretion of asset retirement         16,534     7,563
 obligation
 Settlement of asset retirement
 obligations
   for plugged and abandoned wells     (275)      -
 (Increase) decrease in                (9,203)    3,484
 receivables
                                       ---------  ---------
                                       -          -
 Net cash provided by operating     $  623,056    538,266
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

 2.   Summary of Significant
 Accounting Policies
      The   interim  financial information as of
      September 30, 2006,  and for  the three and  nine
      months  ended  September 30,  2006, is unaudited.
      Certain information  and footnote  disclosures
      normally   included   in financial statements
      prepared  in  accordance with  generally accepted
      accounting    principles have  been condensed  or
      omitted in this Form 10- Q  pursuant to the rules
      and  regulations of  the Securities and  Exchange
      Commission. However,  in the  opinion of
      management, these interim financial
      statements  include  all the necessary
      adjustments  to   fairly present  the results  of
      the  interim periods and all such adjustments are
      of  a  normal  recurring nature.  The   interim
      consolidated   financial statements should be
      read in conjunction with the Partnership's Annual
      Report on Form 10-K for the year ended December
      31, 2005.

      In  September 2004,  the Securities and  Exchange
      Commission issued  Staff Accounting Bulletin  No.
      106 ("SAB 106"). SAB 106 expresses    the     SEC
      staff's  views regarding SFAS  No.  143  and  its
      impact on both the full- cost  ceiling  test  and
      the    calculation    of depletion  expense.   In
      accordance with SAB 106, beginning  in the  first
      quarter     of     2005, undiscounted abandonment
      costs  for wells  to  be drilled in the future to
      develop  proved reserves are   included  in   the
      unamortized cost of  oil and  gas properties, net
      of related salvage value,  for purposes  of
      computing  depreciation, depletion and
      amortization   ("DD&A"). The implementation of
      SAB 106 did not have a material impact on our financial statements.

                        Southwest Oil & Gas Income
                             Fund VII-A, L.P.
                            (a Delaware limited
                               partnership)

                       Notes to Financial Statements

 3.       Asset     Retirement
 Obligations

      Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                          2006     2005
                                         ------- -------
 Beginning of period                 $   260,759 187,858
 Additional  abandonment obligations     -       136
 from new wells
 Settlement   of   obligations   for     (275)   -
 plugged and abandoned wells
 Non-cash reduction of obligations       -       (498)
 Accretion expense                       16,534  7,563
                                         ------- -------
                                         ------- -----
 End of period                       $   277,018 195,059
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

 Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                              Three Months Ended
                                 September 30,
                                2006      2005
                               ------    ------
 Oil production in            3,996     3,795
 barrels
 Gas production in mcf        12,660    20,795
 Total (BOE)                  6,106     7,261
 Average price per barrel  $   66.39
 of oil                                 60.11
 Average price per mcf of  $    8.66
 gas                                    7.40
 Partnership               $  225,000   170,000
 distributions
 Limited partner           $  202,500   153,000
 distributions
 Per unit distribution to  $   13.50
 limited partners                       10.20
 Number of limited            15,000    15,000
 partner units

 Operating Results
 The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless
 otherwise          indicated, references to 2006  and  2005
 within this section refer  to the    respective   quarterly
 period.

 Income from net profits
 Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $7,000, of which price variances accounted for a $41,100 increase and
 production          variances accounted   for   a   $48,100
 decrease.


 Production in 2006 (on a BOE basis) was 16% lower than 2005. Our oil production increased 5% in 2006 due primarily to a workover performed on an oil well. Our gas production in 2006 was 39% lower than 2005 due primarily to a sharp production decline in a gas field.

 In 2006, our realized oil price was 10% higher than 2005, while our realized gas price was 17% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for  our  production  at  the wellhead  since most  of  our
 physical            marketing arrangements   are    market-
 sensitive.

 Oil and gas production costs on a BOE basis increased from $15.74 per BOE in 2005 to $22.01 per BOE in 2006. The increase in oil and gas production costs was due
 primarily   to   a   workover performed   on  an  injection
 well.

 Expenses
 Depletion on a BOE basis increased 31% in 2006. Comparing 2006 to 2005, depletion expense increased $800, of which rate variances accounted for a $2,100 increase and production variances accounted for a $1,300 decrease.

 Accretion expense increased 130% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

 General   and  administrative ("G&A")   expenses  were   5%
 higher in 2006 as compared to 2005.

 Supplemental Information
 The    following    unaudited information  is  intended  to
 supplement   the    financial statements included  in  this
 Form 10-Q with data that is not readily available from those statements.

                               Nine Months Ended
                                 September 30,
                                2006      2005
                               ------    ------
 Oil production in            11,790    12,134
 barrels
 Gas production in mcf        38,910    47,018
 Total (BOE)                  18,275    19,970
 Average price per barrel  $   63.31
 of oil                                 49.47
 Average price per mcf of  $    7.90
 gas                                    6.86
 Partnership               $  676,127   470,000
 distributions
 Limited partner           $  608,515   423,000
 distributions
 Per unit distribution to  $   40.57
 limited partners                       28.20
 Number of limited            15,000    15,000
 partner units

 Operating Results
 The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless
 otherwise          indicated, references to 2006  and  2005
 within this section refer  to the   respective   nine-month
 period.

 Income from net profits
 Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $131,000, of which price variances accounted for a $203,600 increase and
 production          variances accounted   for   a   $72,600
 decrease.

 Production in 2006 (on a BOE basis) was 8% lower than 2005. Our oil production in 2006 was 3% lower than 2005 due primarily to normal production decline. Our gas production was 17% lower primarily due to a sharp production decline in a gas field.

 In 2006, our realized oil price was 28% higher than 2005, while our realized gas price was 15% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for  our  production  at  the wellhead  since most  of  our
 physical            marketing arrangements   are    market-
 sensitive.

 Oil and gas production costs on a BOE basis increased from $14.83 per BOE in 2005 to $17.65 per BOE in 2006. The increase in oil and gas production costs was due
 primarily   to   a   workover performed   on  an  injection
 well.

 Expenses
 Depletion on a BOE basis increased 27% in 2006. Comparing 2006 to 2005, depletion expense increased $3,500, of which rate variances accounted for a
 $5,300      increase      and production          variances
 accounted   for   a    $1,800 decrease.

 Accretion expense increased 119% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.


 General and administrative ("G&A") expenses were 10% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

 Liquidity     and     Capital Resources
 Partnership distributions during the nine months ending September 30, 2006 were $676,127, of which $608,515 was distributed to the limited partners and $67,612 to the general partners. Cumulative cash distributions of $13,429,146 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $12,104,425 or $806.96 per limited partner unit has
 been   distributed   to   the limited             partners,
 representing     161%      of contributed capital.

 Texas Margin Taxes

 In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned
 surplus  with  a  margin  tax (the   "Texas  Margin   Tax")
 effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at September 30, 2006. The
 Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

 Internal     Control     Over Financial Reporting
 There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                        PART II - OTHER INFORMATION


 Item 1. Legal Proceedings

         None

 Item 2. Changes in
 Securities

         None

 Item 3. Defaults Upon Senior
 Securities

         None

 Item 4. Submission of Matter
 to a Vote of Security Holders

         None

 Item 5. Other Information

         None

 Item 6. Exhibits and Reports
 on Form 8-K

         (a) Exhibits:

                 31.1Rule 13a-
 14(a)/15d-14(a) Certification
                 31.2Rule 13a-
 14(a)/15d-14(a) Certification
                 32.1 Certification of Chief
                    Executive Officer and Chief
                    Financial Officer
                      Pursuant
                 to  18 U.S.C.
                 Section 1350,
                 as adopted
                      Pursuant
 to   Section   906   of   the
 Sarbanes-Oxley Act of 2002

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


 Southwest  Oil &  Gas  Income
 Fund VII-A, L.P., a

 Delaware limited partnership


 By: Southwest Royalties, Inc.,
     Managing General Partner



 By:      /s/ L. Paul Latham
                                  L. Paul Latham
                                  President and Chief
 Executive Officer


 Date: November 13, 2006

                     SECTION 302 CERTIFICATION               Exhibit 31.1


 I,  L.  Paul Latham,  certify that:


 1.I    have   reviewed   this quarterly report on Form 10-Q
 of Southwest Oil & Gas Income Fund VII-A, L.P.

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


 Date:  November 13, 2006          /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief
 Executive Officer
                                   of Southwest
 Royalties, Inc., the
                                   Managing General
 Partner of
                                   Southwest Oil & Gas
 Income Fund VII-A, L.P.

                     SECTION 302 CERTIFICATION               Exhibit 31.2


 I, Mel G. Riggs, certify that:

 1.I    have   reviewed   this quarterly report on Form 10-Q
 of Southwest Oil & Gas Income Fund VII-A, L.P.,

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


 Date:  November 13, 2006  /s/ Mel G. Riggs
                                   Mel G. Riggs
                                   Vice President and
        Chief Financial Officer of
        Southwest Royalties, Inc., the
        Managing General Partner of
        Southwest Oil & Gas
         Income Fund VII-A, L.P.

                  Exhibit 32.1

                          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

 Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VII-A, L.P. (the "Company"), hereby certifies that:

      1.    The  Report  fully complies    with     the
      requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2.   The information contained  in   the
           Report fairly presents,  in   all
           material respects, the  financial
           condition and results          of
           operation  of   the Company.

                                     /s/ L. Paul Latham
                                    L.Paul Latham
                                    President and Chief Executive Officer
                                    of Southwest Royalties, Inc.,
                                    the Managing General Partner
                                    of
                                    Southwest Oil & Gas Income Fund VII-A, L.P.
                                    .
                                    November 13, 2006


                                    /s/ Mel G. Riggs
                                        Mel G. Riggs
                                    Vice President and Chief
                                    Financial Officer of

                                    Southwest Oil & Gas Income Fund VII-A, L.P.
                                    the Managing General Partner


                                    Southwest Oil & Gas Income Fund V II-A, L.P.

                                    November 13, 2006