Form 10-Q
period 2007-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2007-05-14
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(432) 682-6324
(Registrant's telephone number, including area code)

Not applicable
(Former name former, address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Farm-out arrangement. An agreement whereby the owner of a leasehold or working interest agrees to assign his interest in certain specific acreage to an assignee, retaining some interest, such as an overriding royalty interest, subject to the drilling of one or more wells or other specified performance by the assignee.

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

PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VII-A, L.P.
Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$104,672	$64,974
Receivable from Managing General Partner	142,716	178,721
State income tax deposits	6,681	5,708
Total current assets	254,069	249,403

Oil and gas properties - using the full-
cost method of accounting	4,837,565	4,814,900
Less accumulated depreciation,
depletion and amortization	4,240,489	4,229,776
Net oil and gas properties	597,076	585,124

	$851,145	$834,527

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$448,715	$419,489

Partners' equity (deficit):
General partner	(594,232)	(592,971)
Limited partners	996,662	1,008,009
Total partners' equity	402,430	415,038

	$851,145	$834,527

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues

Oil and gas	$296,384	$324,306
Interest	674	1,129
	297,058	325,435

Expenses

Production	98,698	81,079
Depreciation, depletion and amortization	10,713	8,130
Accretion of asset retirement obligations	9,435	5,140
General and administrative	25,820	32,416
	144,666	126,765

Net income	$152,392	$198,670

Net income allocated to:

Managing General Partner	$15,239	$19,867

Limited partners	$137,153	$178,803

Per limited partner unit	$9.14	$11.92

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:

Cash received from oil and gas sales	$286,889	$337,282
Cash paid to suppliers	(124,518)	(113,770)
Interest received	674	1,129
Miscellaneous settlement	44,527	-

Net cash provided by operating activities	207,572	224,641

Cash flows used in investing activities:

Additions to oil and gas properties	(2,874)	(1,122)

Cash flows from financing activities:

Distributions to partners	(165,000)	(225,000)
Increase in distributions payable	-	305

Net cash used in financing activities	(165,000)	(224,695)

Net increase (decrease) in cash and cash equivalents	39,698	(1,176)

Beginning of period	64,974	146,379

End of period	$104,672	$145,203

Reconciliation of net income to net cash
provided by operating activities:

Net income	$152,392	198,670

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	10,713	8,130
Accretion of asset retirement obligations	9,435	5,140
Settlement of asset retirement obligations for
plugged and abandoned wells	-	(275)
Decrease in receivables	35,032	12,976

Net cash provided by operating activities	$207,572	$224,641

Noncash investing and financing activities:
Increase in oil and gas properties -
SFAS No. 143	$19,791	$-

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

2.    Summary of Significant Accounting Policies
The interim financial information as of March 31, 2007, and for the three months ended March 31, 2007, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. FIN 48 has not had an impact on the Partnership’s financial statements since its adoption January 1, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$419,489	$260,759
Settlement of obligations for plugged and abandoned wells	-	(275)
Additional abandonment obligations from additional interest in wells	19,791	-
Accretion expense	9,435	5,140
End of period	$448,715	$265,624

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Oil & Gas Income Fund VII-A, L.P. was organized as a Delaware limited partnership on January 30, 1987. The offering of limited partnership interests began on March 4, 1987, minimum capital requirements were met on April 28, 1987 and the offering concluded on September 21, 1987, with total limited partner contributions of $7.5 million.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership’s oil and gas reserves are economically recoverable.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2007	2006
Oil production in barrels	3,980	3,915
Gas production in mcf	12,778	13,416
Total (BOE)	6,110	6,151
Average price per barrel of oil	$52.07	57.17
Average price per mcf of gas	$6.98	7.49
Partnership distributions	$165,000	225,000
Limited partner distributions	$148,500	202,500
Per unit distribution to limited partners	$9.90	13.50
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended March 31, 2007 and 2006. Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Oil and gas operating results
Comparing 2007 to 2006, oil and gas sales decreased $28,000, of which price variances accounted for a $26,900 decrease and production variances accounted for a $1,100 decrease.

Production in 2007 (on a BOE basis) was 1% lower than 2006. Our oil production in 2007 was 2% higher than 2006 and our gas production was 5% lower in 2007 than 2006.

In 2007, our realized oil price was 9% lower than 2006, while our realized gas price was 7% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $13.18 per BOE in 2006 to $16.15 per BOE in 2007. The lower oil and gas production costs in 2006 were due primarily to high cost gas severance tax credits.

Expenses
Depletion on a BOE basis increased 33% in 2007. Comparing 2007 to 2006, depletion expense increased $2,583, of which rate variances accounted for a $2,638 increase and production variances accounted for a $55 decrease.

Accretion expense increased 84% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 20% lower than 2007 due primarily to lower audit fees paid than previously accrued.

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

Settlement with General Partner
Southwest Royalties Inc. formed a redevelopment plan for the NR Colby B water flood in 1997. The development included drilling 5 additional wells, converting 7 wells to injection, drilling 2 water supply wells, workover of 4 producers, and upgrading injection and production facilities at an estimated cost of $1,547,500. An outside consultant advised that a fair farm out arrangement would be for SWRI to pay all the costs of the development in return for 90% of the limited partnerships’ interest in the property. The project started in December 1997 with the ownership changed effective January 1, 1998. Upon seeing a precipitous decline in oil prices in 1998 the project was cancelled after converting two wells to injection and performing a workover on one well. To satisfy the inequity that resulted from the assignment of the full 90% interest without performing all the planned development activities, SWRI assigned the 90% earned interest back to the partnership effective January 1, 2007 and paid $44,527 to the partnership for the difference between the amount paid and the pre-farm-out decimal amount for years 1998 through 2006 less the development cost incurred plus interest. Accordingly $44,527 was recognized as other income in the fourth quarter of 2006.

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2007 were $165,000, of which $148,500 was distributed to the limited partners and $16,500 to the general partner. Cumulative cash distributions of $13,774,146 have been made to the general and limited partners as of March 31, 2007. As of March 31, 2007, $12,414,925 or $827.66 per limited partner unit has been distributed to the limited partners, representing 166% of contributed capital.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. FIN 48 has not had an impact on the Partnership’s financial statements since its adoption January 1, 2007.

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

Internal Control Over Financial Reporting

There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.       Legal Proceedings

None

Item 1A.    Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on April 12, 2007 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2007