Form 10-Q
period 2007-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2007-08-13
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil& Gas Income Fund VII-A, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$76,594	$64,974
Receivable from Managing General Partner	171,176	178,721
State income tax deposits	6,791	5,708
Total current assets	254,561	249,403

Oil and gas properties - using the full-
cost method of accounting	4,860,129	4,814,900
Less accumulated depreciation,
depletion and amortization	4,251,579	4,229,776
Net oil and gas properties	608,550	585,124

	$863,111	$834,527

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$458,960	$419,489

Partners' equity (deficit):
General partner	(594,064)	(592,971)
Limited partners	998,215	1,008,009
Total partners' equity	404,151	415,038

	$863,111	$834,527

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$380,056	$354,482	$676,439	$678,787
Interest	993	1,190	1,668	2,319

	381,049	355,672	678,107	681,106

Expenses

Production	96,159	107,039	194,856	188,117
Depreciation, depletion and amortization	11,090	8,032	21,803	16,162
Accretion expense	10,087	5,602	19,522	10,742
General and administrative	35,975	37,768	61,795	70,184

	153,311	158,441	297,976	285,205

Net income	$227,738	$197,231	$380,131	$395,901

Net income allocated to:
Managing General Partner	$22,774	$19,723	$38,013	$39,590

Limited partners	$204,964	$177,508	$342,118	$356,311

Per limited partner unit	$13.66	$11.83	$22.81	$23.75

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from oil and gas sales	$638,374	$677,778
Cash paid to suppliers	(256,651)	(258,576)
Interest received	1,668	2,319
Miscellaneous settlement	44,527	-
Net cash provided by operating activities	427,918	421,521

Cash flows used in investing activities:

Additions to oil and gas properties	(25,280)	(2,719)

Cash flows from financing activities:
Distributions to partners	(391,018)	(451,127)
Increase in distribution payable	-	305

Net cash used in financing activities	(391,018)	(450,822)

Net increase (decrease) in cash and cash equivalents	11,620	(32,020)

Beginning of period	64,974	146,379

End of period	$76,594	$114,359

Reconciliation of net income to net
cash provided by operating activities:

Net income	$380,131	$395,901

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	21,803	16,162
Accretion expense	19,522	10,742
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(275)
Decrease (increase) in receivables	6,462	(1,009)

Net cash provided by operating activities	$427,918	$421,521

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$19,949	$-

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

2.            Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$419,489	$260,759
Settlement of obligations for plugged and abandoned wells	-	(275)
Additional abandonment obligations from new wells	19,949	-
Accretion expense	19,522	10,742
End of period	$458,960	$271,226

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	3,950	3,879
Gas production in mcf	16,465	12,834
Total (BOE)	6,694	6,018
Average price per barrel of oil	$60.79	$66.35
Average price per mcf of gas	$8.50	$7.57
Partnership distributions	$226,018	$226,127
Limited partner distributions	$203,412	$203,515
Per unit distribution to limited partners	$13.56	$13.57
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $25,574, of which price variances accounted for a $6,610 decrease and production variances accounted for a $32,184 increase.

Production in 2007 (on a BOE basis) was 11% higher than 2006.  Our oil production in 2007 was 2% higher than 2006. Our gas production was 28% higher in 2007 than 2006.  The increase in both oil and gas volumes was primarily due to production from three new wells.

In 2007, our realized oil price was 8% lower than 2006, while our realized gas price was 12% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $17.79 per BOE in 2006 to $14.36 per BOE in 2007.  The decrease in oil and gas production costs in 2007 was due primarily to high lease operating expenses for two fields in 2006.

Expenses
Depletion on a BOE basis increased 24% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,058, of which rate variances accounted for a $2,156 increase and production variances accounted for a $902 increase.

Accretion expense increased 80% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 5% lower in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	7,930	7,794
Gas production in mcf	29,243	26,250
Total (BOE)	12,804	12,169
Average price per barrel of oil	$56.41	$61.74
Average price per mcf of gas	$7.83	$7.53
Partnership distributions	$391,018	$451,127
Limited partner distributions	$351,912	$406,015
Per unit distribution to limited partners	$23.46	$27.07
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $2,348, of which price variances accounted for a $33,275 decrease and production variances accounted for a $30,927 increase.

Production in 2007 (on a BOE basis) was 5% higher than 2006.  Our oil production in 2007 was 2% higher than 2006.  Our gas production was 11% higher in 2007 than 2006.  The increase in both oil and gas volumes was primarily due to production from three new wells.

In 2007, our realized oil price was 9% lower than 2006, while our realized gas price was 4% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $15.46 per BOE in 2006 to $15.22 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 28% in 2007.  Comparing 2007 to 2006, depletion expense increased $5,641, of which rate variances accounted for a $4,798 increase and production variances accounted for a $843 increase.

Accretion expense increased 82% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 12% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2007 were $391,018, of which $351,912 was distributed to the limited partners and $39,106 to the general partners.  Cumulative cash distributions of $14,000,164 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $12,618,337 or $841.22 per limited partner unit has been distributed to the limited partners, representing 168% of contributed capital.

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

Internal Control Over Financial Reporting

There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007