Form 10-Q
period 2008-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2008-05-14
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VII-A, L.P.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,960	$76,602
Receivable from Managing General Partner	242,750	169,905
State income tax deposits	4,857	4,646
Total current assets	330,567	251,153

Oil and gas properties - using the full-
cost method of accounting	4,862,802	4,861,742
Less accumulated depreciation,
depletion and amortization	4,285,550	4,273,348
Net oil and gas properties	577,252	588,394

	$907,819	$839,547

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$488,718	$479,794

Partners' equity (deficit):
General partner	(592,569)	(598,504)
Limited partners	1,011,670	958,257
Total partners' equity	419,101	359,753

	$907,819	$839,547

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues

Oil and gas	$488,791	$296,384
Interest	397	674
Miscellaneous	99	-
	489,287	297,058

Expenses

Production	100,561	98,698
Depreciation, depletion and amortization	12,202	10,713
Accretion of asset retirement obligations	8,924	9,435
General and administrative	33,252	25,820
	154,939	144,666

Net income	$334,348	$152,392

Net income allocated to:

Managing General Partner	$33,435	$15,239

Limited partners	$300,913	$137,153

Per limited partner unit	$20.06	$9.14

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Cash received from oil and gas sales	$415,735	$286,889
Cash paid to suppliers	(133,813)	(124,518)
Interest received	397	674
Miscellaneous	99	44,527

Net cash provided by operating activities	282,418	207,572

Cash flows used in investing activities:

Additions to oil and gas properties	(1,060)	(2,874)

Cash flows used in financing activities:

Distributions to partners	(275,000)	(165,000)

Net increase in cash and cash equivalents	6,358	39,698

Beginning of period	76,602	64,974

End of period	$82,960	$104,672

Reconciliation of net income to net cash
provided by operating activities:

Net income	$334,348	152,392

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	12,202	10,713
Accretion of asset retirement obligations	8,924	9,435
(Increase) decrease in receivables	(73,056)	35,032

Net cash provided by operating activities	$282,418	$207,572

Noncash investing and financing activities:
Increase in oil and gas properties –
SFAS No. 143	$-	$19,791

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

2.            Summary of Significant Accounting Policies
The interim financial information as of March 31, 2008, and for the three months ended March 31, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$479,794	$419,489
Additional abandonment obligations from additional interest in wells	-	19,791
Accretion expense	8,924	9,435
End of period	$488,718	$448,715

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2008	2007
Oil production in barrels	3,801	3,980
Gas production in mcf	12,699	12,778
Total (BOE)	5,918	6,110
Average price per barrel of oil	$93.49	52.07
Average price per mcf of gas	$10.51	6.98
Partnership distributions	$275,000	165,000
Limited partner distributions	$247,500	148,500
Per unit distribution to limited partners	$16.50	9.90
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended March 31, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $192,407, of which price variances accounted for a $202,279 increase and production variances accounted for a $9,872 decrease.

Production in 2008 (on a BOE basis) was 3% lower than 2007.  Our oil production in 2008 was 4% lower than 2007 and our gas production was 1% lower in 2008 than 2007.

In 2008, our realized oil price was 80% higher than 2007, while our realized gas price was 51% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $16.15 per BOE in 2007 to $16.99 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to higher production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis increased 18% in 2008.  Comparing 2008 to 2007, depletion expense increased $1,489, of which rate variances accounted for a $1,826 increase and production variances accounted for a $337 decrease.

Accretion expense decreased 5% due primarily to the extended economic life of the wells driven by the change in commodity prices.

General and administrative (“G&A”) expenses were 29% higher than 2007 due primarily to increases in audit fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2008 were $275,000, of which $247,500 was distributed to the limited partners and $27,500 to the general partner.  Cumulative cash distributions of $14,750,164 have been made to the general and limited partners as of March 31, 2008.  As of March 31, 2008, $13,293,337 or $886.22 per limited partner unit has been distributed to the limited partners, representing 177% of contributed capital.

Recent Accounting Pronouncements
The Partnership adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (as amended) effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS 157 had no effect on the Partnership.  As permitted by FSP No. 157-2, the Partnership has not applied the provisions of SFAS 157 to nonfinancial assets and liabilities relating to its asset retirement obligations.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 28, 2008 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2008