Form 10-Q
period 2008-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2008-08-14
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VII-A, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,875	$76,602
Receivable from Managing General Partner	281,113	169,905
State income tax deposits	3,913	4,646
Total current assets	350,901	251,153

Oil and gas properties - using the full-
cost method of accounting	4,783,263	4,861,742
Less accumulated depreciation,
depletion and amortization	4,295,375	4,273,348
Net oil and gas properties	487,888	588,394

	$838,789	$839,547

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$415,600	$479,794

Partners' equity (deficit):
General partner	(592,151)	(598,504)
Limited partners	1,015,340	958,257
Total partners' equity	423,189	359,753

	$838,789	$839,547

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$612,655	$380,056	$1,101,446	$676,439
Interest	295	993	691	1,668
Other income	-	-	99	-
	612,950	381,049	1,102,236	678,107

Expenses

Production	173,843	96,159	274,404	194,856
Depreciation, depletion and amortization	9,825	11,090	22,027	21,803
Accretion expense	7,531	10,087	16,455	19,522
General and administrative	41,222	35,975	74,473	61,795
	232,421	153,311	387,359	297,976

Net income	$380,529	$227,738	$714,877	$380,131

Net income allocated to:
Managing General Partner	$38,053	$22,774	$71,488	$38,013

Limited partners	$342,476	$204,964	$643,389	$342,118

Per limited partner unit	$22.83	$13.66	$42.89	$22.81

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from oil and gas sales	$990,971	$638,374
Cash paid to suppliers	(348,877)	(256,651)
Interest received	691	1,668
Miscellaneous settlement	99	44,527
Net cash provided by operating activities	642,884	427,918

Cash flows used in investing activities:

Additions to oil and gas properties	(2,170)	(25,280)

Cash flows used in financing activities:

Distributions to partners	(651,441)	(391,018)

Net (decrease) increase in cash and cash equivalents	(10,727)	11,620

Beginning of period	76,602	64,974

End of period	$65,875	$76,594

Reconciliation of net income to net
cash provided by operating activities:

Net income	$714,877	$380,131

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	22,027	21,803
Accretion expense	16,455	19,522
(Increase) decrease in receivables	(110,475)	6,462

Net cash provided by operating activities	$642,884	$427,918

Noncash investing and financing activities:

(Decrease) Increase in oil and gas properties –
SFAS No. 143	$(80,649)	$19,949

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$479,794	$419,489
Additional abandonment obligations from new wells	-	19,949
Revision of estimates	(80,649)	-
Accretion expense	16,455	19,522
End of period	$415,600	$458,960

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	4,136	3,950
Gas production in mcf	10,008	16,465
Total (BOE)	5,804	6,694
Average price per barrel of oil	$118.98	$60.79
Average price per mcf of gas	$12.05	$8.50
Partnership distributions	$376,441	$226,018
Limited partner distributions	$338,806	$203,412
Per unit distribution to limited partners	$22.59	$13.56
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $232,599, of which price variances accounted for a $276,172 increase and production variances accounted for a $43,573 decrease.

Production in 2008 (on a BOE basis) was 13% lower than 2007.  Our oil production in 2008 was 5% higher than 2007. Our gas production was 39% lower in 2008 than 2007 was due primarily to the production decline on one property.

In 2008, our realized oil price was 96% higher than 2007, while our realized gas price was 42% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $14.36 per BOE in 2007 to $29.95 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to subsurface repairs to an oil well and a gas well and surface repairs to a saltwater disposal well.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Depletion on a BOE basis increased 2% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,265, of which rate variances accounted for a $210 increase and production variances accounted for a $1,475 decrease.

Accretion expense decreased 25% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 15% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	7,937	7,930
Gas production in mcf	22,707	29,243
Total (BOE)	11,722	12,804
Average price per barrel of oil	$106.77	$56.41
Average price per mcf of gas	$11.19	$7.83
Partnership distributions	$651,441	$391,018
Limited partner distributions	$586,306	$351,912
Per unit distribution to limited partners	$39.09	$23.46
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $425,007, of which price variances accounted for a $475,811 increase and production variances accounted for a $50,804 decrease.

Production in 2008 (on a BOE basis) was 8% lower than 2007.  Our oil production in 2008 was less than 1% higher than 2007.  Our gas production was 22% lower in 2008 than 2007 due primarily to the production decline on one property.

In 2008, our realized oil price was 89% higher than 2007, while our realized gas price was 43% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $15.22 per BOE in 2007 to $23.41 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to subsurface repairs to an oil well and a gas well and surface repairs to a saltwater disposal well.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Depletion on a BOE basis increased 10% in 2008.  Comparing 2008 to 2007, depletion expense increased $224, of which rate variances accounted for a $2,067 increase and production variances accounted for a $1,843 decrease.

Accretion expense decreased 16% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 21% higher in 2008 due primarily to due primarily to increases in professional fees.

Texas Margin Taxes
In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) applies to the Texas Margin Tax.  In 2008, the Managing General Partner increased its total ownership interest in the Partnership to more than 50%.  Therefore, the Partnership became subject to the Texas Margin Tax in 2008, and its profit margin will be included in the consolidated tax return filed by Clayton Williams Energy, Inc., parent of the Managing General Partner.  The Partnership does not record any provision for this tax since any Texas Margin Tax attributable to the Partnership will be paid by the Managing General Partner and the amount is not considered significant.

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

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2008 were $651,441, of which $586,306 was distributed to the limited partners and $65,135 to the general partners.  Cumulative cash distributions of $15,126,605 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $13,632,143 or $908.81 per limited partner unit has been distributed to the limited partners, representing 182% of contributed capital.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008