Form 10-Q
period 2009-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2009-11-16
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VII-A, L.P.
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,631	$63,005
Receivable from Managing General Partner	37,772	-
State income tax deposits	476	4,470
Total current assets	83,879	67,475

Oil and gas properties - using the full-
cost method of accounting	4,838,046	4,798,030
Less accumulated depreciation,
depletion and amortization	4,345,653	4,317,173

Net oil and gas properties	492,393	480,857
	$576,272	$548,332

Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$-	$13,296

Asset retirement obligation	475,227	434,589

Partners' equity (deficit):
General partner	(624,372)	(624,426)
Limited partners	725,417	724,873

Total partners' equity	101,045	100,447

	$576,272	$548,332

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues

Oil and gas	$213,505	$553,625	$591,355	$1,655,071
Interest	31	303	64	994
Other income	-	-	12	99

	213,536	553,928	591,431	1,656,164

Expenses

Production	91,123	106,146	293,547	380,550
Depreciation, depletion and amortization	7,261	10,242	28,480	32,269
Accretion expense	10,204	9,342	29,973	25,797
General and administrative	35,667	31,845	107,320	106,318

	144,255	157,575	459,320	544,934

Net income	$69,281	$396,353	$132,111	$1,111,230

Net income allocated to:
Managing General Partner	$6,928	$39,635	$13,211	$111,123

Limited partners	$62,353	$356,718	$118,900	$1,000,107

Per limited partner unit	$4.16	$23.78	$7.93	$66.67

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Cash received from oil and gas sales	$557,577	$1,563,416
Cash paid to suppliers	(432,957)	(486,868)
Interest received	64	994
Miscellaneous settlement	12	99
Net cash provided by operating activities	124,696	1,077,641

Cash flows used in investing activities:

Additions to oil and gas properties	(10,557)	(5,615)

Cash flows used in financing activities:

Distributions to partners	(131,513)	(1,086,441)

Net decrease in cash and cash equivalents	(17,374)	(14,415)

Beginning of period	63,005	76,602

End of period	$45,631	$62,187

Reconciliation of net income to net
cash provided by operating activities:

Net income	$132,111	$1,111,230

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	28,480	32,269
Accretion expense	29,973	25,797
Settlement of asset retirement obligations
for plugged and abandoned wells	(18,794)	-
Increase in receivables	(33,778)	(91,655)
Decrease in payables	(13,296)	-

Net cash provided by operating activities	$124,696	$1,077,641

Noncash investing and financing activities:

Increase (decrease) in oil and gas
properties – Asset retirement obligations	$29,459	$(80,649)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of September 30, 2009, and for the three and nine months ended September 30, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.             Abandonment Obligations
The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Changes in abandonment obligations for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$434,589	$479,794
Settlement of obligations for plugged and abandoned wells	(18,794)	-
Revisions of estimates	29,459	(80,649)
Accretion expense	29,973	25,797
End of period	$475,227	$424,942

Southwest Oil & Gas Income Fund VII-A, L.P.

Notes to Financial Statements

4.             Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

5.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were available to be issued.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2009	2008
Oil production in barrels	2,609	3,826
Gas production in mcf	8,485	10,033
Total (BOE)	4,023	5,498
Average price per barrel of oil	$65.17	$115.98
Average price per mcf of gas	$5.12	$10.95
Partnership distributions	$85,000	$435,000
Limited partner distributions	$76,500	$391,500
Per unit distribution to limited partners	$5.10	$26.10
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $340,120, of which price variances accounted for a $182,018 decrease and production variances accounted for a $158,102 decrease.

Production in 2009 (on a BOE basis) was 27% lower than 2008.  Oil production in 2009 was 32% lower than 2008 due primarily to production decline on one property.  Our gas production in 2009 was 15% lower than 2008 due primarily to production declines on three properties.

In 2009, our realized oil price was 44% lower than 2008, while our realized gas price was 53% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $19.31 per BOE in 2008 to $22.65 per BOE in 2009.  The increase in oil and gas production costs was due primarily to volume decline exceeding the production cost decline.

Depletion on a BOE basis decreased 3% in 2009.  Comparing 2009 to 2008, depletion expense decreased $2,981, of which rate variances accounted for a $233 decrease and production variances accounted for a $2,748 decrease.

Accretion expense increased 9% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 12% higher in 2009 as compared to 2008.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2009	2008
Oil production in barrels	8,813	11,763
Gas production in mcf	29,378	32,740
Total (BOE)	13,709	17,220
Average price per barrel of oil	$52.10	$109.77
Average price per mcf of gas	$4.50	$11.11
Partnership distributions	$131,513	$1,086,441
Limited partner distributions	$118,356	$977,806
Per unit distribution to limited partners	$7.89	$65.19
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective nine-month period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $1,063,716, of which price variances accounted for a $702,537 decrease and production variances accounted for a $361,179 decrease.

Production in 2009 (on a BOE basis) was 20% lower than 2008.  Our oil production in 2009 was 25% lower than 2008 and our gas production was 10% lower in 2009 than 2008 due primarily to production decline on one property.

In 2009, our realized oil price was 53% lower than 2008, while our realized gas price was 60% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $22.10 per BOE in 2008 to $21.41 per BOE in 2009.  The decrease in oil and gas production costs was due primarily to lower production taxes resulting from lower oil and gas revenues.

Depletion on a BOE basis increased 11% in 2009.  Comparing 2009 to 2008, depletion expense decreased $3,789, of which rate variances accounted for a $2,789 increase and production variances accounted for a $6,578 decrease.

Accretion expense increased 16% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 1% higher in 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2009 were $131,513, of which $118,356 was distributed to the limited partners and $13,157 to the general partners.  Cumulative cash distributions of $15,963,118 have been made to the general and limited partners as of September 30, 2009.  As of September 30, 2009, $14,384,999 or $959.00 per limited partner unit has been distributed to the limited partners, representing 192% of contributed capital.

Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 16, 2009