Form 10-Q
period 2010-03-31
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2010-05-14
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VII-A, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,803	$51,518
Receivable from Managing General Partner	72,262	94,518
State income tax deposits	1,048	739
Total current assets	165,113	146,775

Oil and gas properties - using the full-
cost method of accounting	4,841,729	4,841,571
Less accumulated depreciation,
depletion and amortization	4,369,780	4,359,695

Net oil and gas properties	471,949	481,876
	$637,062	$628,651

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$494,337	$485,813

Partners' equity (deficit):
General partner	(620,204)	(620,193)
Limited partners	762,929	763,031

Total partners' equity	142,725	142,838

	$637,062	$628,651

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Oil and gas	$252,658	$140,191
Interest	45	20
Miscellaneous	-	12
	252,703	140,223

Expenses

Production	97,201	126,916
Depreciation, depletion and amortization	10,085	10,179
Accretion of asset retirement obligations	8,568	9,783
General and administrative	36,962	39,268
	152,816	186,146

Net income (loss)	$99,887	$(45,923)

Net income (loss) allocated to:

Managing General Partner	$9,989	$(4,592)

Limited partners	$89,898	$(41,331)

Per limited partner unit	$5.99	$(2.76)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received from oil and gas sales	$274,605	$138,558
Cash paid to suppliers	(134,163)	(179,480)
Interest received	45	20
Miscellaneous	-	12

Net cash provided by (used in) operating activities	140,487	(40,890)

Cash flows used in investing activities:

Additions to oil and gas properties	(202)	(4,118)

Cash flows used in financing activities:

Distributions to partners	(100,000)	-

Net increase (decrease) in cash and cash equivalents	40,285	(45,008)

Beginning of period	51,518	63,005

End of period	$91,803	$17,997

Reconciliation of net income (loss) to net cash
provided by operating activities:

Net income (loss)	$99,887	$(45,923)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:

Depreciation, depletion and amortization	10,085	10,179
Accretion of asset retirement obligations	8,568	9,783
Decrease (increase) in receivables	21,947	(1,633)
Decrease in payables	-	(13,296)

Net cash provided by (used in) operating activities	$140,487	$(40,890)

Noncash investing and financing activities:
Decrease in oil and gas properties –
Asset retirement obligations	$(44)	$-

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Southwest Oil & Gas Income Fund VII-A, L.P.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$485,813	$434,589
Revisions of previous estimates	(44)	-
Accretion expense	8,568	9,783
End of period	$494,337	$444,372

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	2,424	2,810
Gas production in mcf	7,550	10,306
Total (BOE)	3,682	4,528
Average price per barrel of oil	$79.20	$36.00
Average price per mcf of gas	$8.04	$3.79
Partnership distributions	$100,000	$-
Limited partner distributions	$90,000	$-
Per unit distribution to limited partners	$6.00	$-
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $112,467, of which price variances accounted for a $136,800 increase and production variances accounted for a $24,333 decrease.

Production in 2010 (on a BOE basis) was 19% lower than 2009.  Our oil production in 2010 was 14% lower than 2009 due primarily to production declines on two properties.  Our gas production was 27% lower in 2010 than 2009 due primarily to production decline on one property.

In 2010, our realized oil price was 120% higher than 2009, while our realized gas price was 112% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $28.03 per BOE in 2009 to $26.40 per BOE in 2010.

Depletion on a BOE basis increased 22% in 2010.  Comparing 2010 to 2009, depletion expense decreased $94, of which rate variances accounted for a $1,806 increase and production variances accounted for a $1,900 decrease.

Accretion expense decreased 12% due primarily to a number of wells reaching their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 6% lower in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2010 were $100,000, of which $90,000 was distributed to the limited partners and $10,000 to the general partners.  Cumulative cash distributions of $16,143,118 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $14,546,999 or $969.80 per limited partner unit has been distributed to the limited partners, representing 194% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010