Form 10-Q
period 2010-06-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2010-08-13
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VII-A, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,303	$51,518
Receivable from Managing General Partner	33,508	94,518
State income tax deposits	944	739
Total current assets	134,755	146,775

Oil and gas properties - using the full-
cost method of accounting	4,860,406	4,841,571
Less accumulated depreciation,
depletion and amortization	4,381,133	4,359,695

Net oil and gas properties	479,273	481,876
	$614,028	$628,651

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$503,117	$485,813

Partners' equity (deficit):
General partner	(623,387)	(620,193)
Limited partners	734,298	763,031

Total partners' equity	110,911	142,838

	$614,028	$628,651

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$254,596	$237,660	$507,254	$377,850
Interest	59	13	104	33
Other income	-	-	-	12
	254,655	237,673	507,358	377,895

Expenses

Production	130,892	75,508	228,093	202,425
Depreciation, depletion and amortization	11,353	11,040	21,438	21,219
Accretion expense	8,780	9,986	17,348	19,769
General and administrative	35,066	32,385	72,028	71,653
	186,091	128,919	338,907	315,066

Net income	$68,564	$108,754	$168,451	$62,829

Net income allocated to:
Managing General Partner	$6,856	$10,875	$16,845	$6,283

Limited partners	$61,708	$97,879	$151,606	$56,546

Per limited partner unit	$4.11	$6.53	$10.11	$3.77

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from oil and gas sales	$568,059	$314,913
Cash paid to suppliers	(300,121)	(287,374)
Interest received	104	33
Miscellaneous settlement	-	12
Net cash provided by operating activities	268,042	27,584

Cash flows used in investing activities:

Additions to oil and gas properties	(18,879)	(9,163)

Cash flows used in financing activities:

Distributions to partners	(200,378)	(46,513)

Net increase (decrease) in cash and cash equivalents	48,785	(28,092)

Beginning of period	51,518	63,005

End of period	$100,303	$34,913

Reconciliation of net income to net
cash provided by operating activities:

Net income	$168,451	$62,829

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	21,438	21,219
Accretion expense	17,348	19,769
Decrease (increase) in receivables	60,805	(62,937)
Decrease in payables	-	(13,296)

Net cash provided by operating activities	$268,042	$27,584

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
Asset retirement obligation	$(44)	$29,459

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Oil & Gas Income Fund VII-A, L.P.

Notes to Financial Statements

3.	Abandonment Obligations – continued

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$485,813	$434,589
Revision of estimates	(44)	29,459
Accretion expense	17,348	19,769
End of period	$503,117	$483,817

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	2,835	3,394
Gas production in mcf	7,557	10,587
Total (BOE)	4,095	5,159
Average price per barrel of oil	$73.84	$55.37
Average price per mcf of gas	$5.99	$4.70
Partnership distributions	$100,378	$46,513
Limited partner distributions	$90,339	$41,856
Per unit distribution to limited partners	$6.02	$2.79
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $16,936, of which price variances accounted for a $62,120 increase and production variances accounted for a $45,184 decrease.

Production in 2010 (on a BOE basis) was 21% lower than 2009.  Our oil production in 2010 was 16% lower than 2009 due primarily to the production decline on one property. Our gas production was 29% lower in 2010 due primarily to the production decline on one property.

In 2010, our realized oil price was 33% higher than 2009, while our realized gas price was 27% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $14.64 per BOE in 2009 to $31.96 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on an injection well.

Depletion on a BOE basis increased 30% in 2010.  Comparing 2010 to 2009, depletion expense increased $313, of which rate variances accounted for a $2,590 increase and production variances accounted for a $2,277 decrease.

Accretion expense decreased 12% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 8% higher in 2010 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.
	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	5,259	6,204
Gas production in mcf	15,107	20,893
Total (BOE)	7,777	9,686
Average price per barrel of oil	$76.31	$46.60
Average price per mcf of gas	$7.01	$4.25
Partnership distributions	$200,378	$46,513
Limited partner distributions	$180,339	$41,856
Per unit distribution to limited partners	$12.02	$2.79
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $129,404, of which price variances accounted for a $198,018 increase and production variances accounted for a $68,614 decrease.

Production in 2010 (on a BOE basis) was 20% lower than 2009.  Our oil production in 2010 was 15% lower than 2009 due primarily to the production decline on one property.  Our gas production was 28% lower in 2010 than 2009 due primarily to the production decline on one property.

In 2010, our realized oil price was 64% higher than 2009, while our realized gas price was 65% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $20.90 per BOE in 2009 to $29.33 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on an injection well.

Depletion on a BOE basis increased 26% in 2010.  Comparing 2010 to 2009, depletion expense increased $219, of which rate variances accounted for a $4,402 increase and production variances accounted for a $4,183 decrease.

Accretion expense decreased 12% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010.

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

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2010 were $200,378, of which $180,339 was distributed to the limited partners and $20,039 to the general partners.  Cumulative cash distributions of $16,243,496 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $14,637,338 or $975.82 per limited partner unit has been distributed to the limited partners, representing 195% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010