Form 10-Q
period 2010-09-30
SOUTHWEST OIL & GAS INCOME FUND VII A L P
filed 2010-11-12
CIK 808028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VII-A, L.P.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,489	$51,518
Receivable from Managing General Partner	54,806	94,518
State income tax deposits	1,211	739
Total current assets	145,506	146,775

Oil and gas properties - using the full-
cost method of accounting	4,874,258	4,841,571
Less accumulated depreciation,
depletion and amortization	4,390,614	4,359,695

Net oil and gas properties	483,644	481,876
	$629,150	$628,651

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$512,060	$485,813

Partners' equity (deficit):
General partner	(622,769)	(620,193)
Limited partners	739,859	763,031

Total partners' equity	117,090	142,838

	$629,150	$628,651

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$242,007	$213,505	$749,262	$591,355
Interest	50	31	153	64
Other income	-	-	-	12

	242,057	213,536	749,415	591,431

Expenses

Production	134,799	91,123	362,892	293,547
Depreciation, depletion and amortization	9,481	7,261	30,919	28,480
Accretion expense	8,943	10,204	26,291	29,973
General and administrative	32,656	35,667	104,683	107,320

	185,879	144,255	524,785	459,320

Net income	$56,178	$69,281	$224,630	$132,111

Net income allocated to:
Managing General Partner	$5,618	$6,928	$22,463	$13,211

Limited partners	$50,560	$62,353	$202,167	$118,900

Per limited partner unit	$3.37	$4.16	$13.48	$7.93

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VII-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Cash received from oil and gas sales	$788,502	$557,577
Cash paid to suppliers	(467,575)	(432,957)
Interest received	153	64
Miscellaneous settlement	-	12
Net cash provided by operating activities	321,080	124,696

Cash flows used in investing activities:

Additions to oil and gas properties	(32,731)	(10,557)

Cash flows used in financing activities:

Distributions to partners	(250,378)	(131,513)

Net increase (decrease) in cash and cash equivalents	37,971	(17,374)

Beginning of period	51,518	63,005

End of period	$89,489	$45,631

Reconciliation of net income to net
cash provided by operating activities:

Net income	$224,630	$132,111

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	30,919	28,480
Accretion expense	26,291	29,973
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(18,794)
Decrease (increase) in receivables	39,240	(33,778)
Decrease in payables	-	(13,296)

Net cash provided by operating activities	$321,080	$124,696

Noncash investing and financing activities:

(Decrease) increase in oil and gas
properties – Asset retirement obligations	$(44)	$29,459

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Oil & Gas Income Fund VII-A, L.P.

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$485,813	$434,589
Settlement of obligations for plugged and abandoned wells	-	(18,794)
Revisions of estimates	(44)	29,459
Accretion expense	26,291	29,973
End of period	$512,060	$475,227

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	2,733	2,609
Gas production in mcf	7,588	8,485
Total (BOE)	3,998	4,023
Average price per barrel of oil	$72.40	$65.17
Average price per mcf of gas	$5.82	$5.12
Partnership distributions	$50,000	$85,000
Limited partner distributions	$45,000	$76,500
Per unit distribution to limited partners	$3.00	$5.10
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $28,502, of which price variances accounted for a $25,018 increase and production variances accounted for a $3,484 increase.

Production in 2010 (on a BOE basis) was 1% lower than 2009.  Oil production in 2010 was 5% higher than 2009.  Our gas production in 2010 was 11% lower than 2009 due primarily to the production decline on one property.

In 2010, our realized oil price was 11% higher than 2009, while our realized gas price was 14% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $22.65 per BOE in 2009 to $33.72 per BOE in 2010.  The increase in oil and gas production costs was due primarily to surface repairs on a property.

Depletion on a BOE basis increased 31% in 2010.  Comparing 2010 to 2009, depletion expense increased $2,220, of which rate variances accounted for a $2,266 increase and production variances accounted for a $46 decrease.

Accretion expense decreased 12% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 8% lower in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	7,992	8,813
Gas production in mcf	22,695	29,378
Total (BOE)	11,775	13,709
Average price per barrel of oil	$74.97	$52.10
Average price per mcf of gas	$6.61	$4.50
Partnership distributions	$250,378	$131,513
Limited partner distributions	$225,339	$118,356
Per unit distribution to limited partners	$15.02	$7.89
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine-month period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $157,907, of which price variances accounted for a $230,758 increase and production variances accounted for a $72,851 decrease.

Production in 2010 (on a BOE basis) was 14% lower than 2009.  Our oil production in 2010 was 9% lower than 2009.  Our gas production was 23% lower in 2010 than 2009 due primarily to the production decline on one property.

In 2010, our realized oil price was 44% higher than 2009, while our realized gas price was 47% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $21.41 per BOE in 2009 to $30.82 per BOE in 2010.  The increase in oil and gas production costs was due primarily to surface repairs on a property. Also contributing to the increase was the decrease in BOEs in 2010.

Depletion on a BOE basis increased 26% in 2010.  Comparing 2010 to 2009, depletion expense increased $2,439, of which rate variances accounted for a $6,458 increase and production variances accounted for a $4,019 decrease.

Accretion expense increased 12% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 2% lower in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2010 were $250,378, of which $225,339 was distributed to the limited partners and $25,039 to the general partners.  Cumulative cash distributions of $16,293,496 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $14,682,338 or $978.82 per limited partner unit has been distributed to the limited partners, representing 196% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010